Form 10KSB
period 2007-12-31
Green Energy Live Inc
filed 2008-03-28
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-148661
GREEN ENERGY LIVE, INC.
(Exact name of issuer as specified in its charter)

Nevada	33-1155965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 44th Street, Suite 5-230 Wyoming, MI	49519-6443
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 460-7336

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒  No☐

State issuer’s operating revenue for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 26, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 26, 2008: 36,915,150

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☒ No☐

i

PART I
Item 1.    Description of Business.

We are a development stage enterprise. We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.

We have developed, acquired and maintain a portfolio of pending patents and patent applications that form the proprietary base for our research and development efforts in the area of renewable energy research. We believe that our intellectual property represents one of the strongest portfolios in the field.  This technology base will provide a competitive advantage and will facilitate the successful development and commercialization of techniques and devices for use in a wide array of alternative energy approaches including bio-fuels, advanced fermentation, and a novel solar thermoelectric power generation technology.

Our belief that our intellectual property pipeline represents one of the strongest portfolios in the field is supported by:

*	the pace of filing and the focus of the portfolio,
*	the relative immaturity of this field of study, and
*	the limited number of truly competitive portfolios of intellectual property.

Alternative energy source creation is a constantly growing field that is relatively new, involving the development of techniques based on advances in biotechnology and material science. We have developed and maintain a comprehensive portfolio with ownership or exclusive licensing of pending patents in the field of chemical processing and related technologies.

There are strong competitors in our field, but currently, there are only a limited number of companies operating in this field. Our intellectual property portfolio and development pipeline compares favorably with those of our competition based upon our size, focus and filing dates.

All of our research efforts to date are at the level of basic research or in the prototype stage of development. We are focused on leveraging our key assets, including our intellectual property, our engineering team, our market insight and our capital, to accelerate the advancement of our two basic technologies. In addition, we are pursuing strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts. We are currently headquartered in Wyoming, Michigan (near Grand Rapids, Michigan).

Item 2.    Description of Property.

Intellectual Property

1)	Sensor Wand, and Composting Apparatus Including Same Docket # 0196-05UA; Application # 10/998,074; Filing Date 11/26/2004.

2)	Methane Accumulator System for Septic Tanks Docket # 0196-06PPA; Application # 60/963,750; Filing Date 08/07/07.

3)	Direct Steam Injection Heater with Integrated Reactor and Boiler U.S. Serial No. 11877059; Filing Date 10/23/07

Our research and development is supported by a broad intellectual property portfolio. We currently own or have exclusive ownership of three patent applications pending in the field of chemical process technology.  Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

We maintain a disciplined patent policy and, when appropriate, seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We pursue this strategy by filing patent applications for discoveries we make, either alone or in collaboration with collaborators and strategic partners. We plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for most of our portfolio is not scheduled to begin for approximately twenty years. Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business. Due to our current stage of development, our existing patent application portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for twenty years from the date first filed.

Physical Property

Our company currently does not own any physical property.

Item 3.    Legal Proceedings.

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Recent Sales of Unregistered Securities

On July 23, 2007, we entered into a Financial Consulting Services Agreement (the “Trent Sommersville Agreement”), pursuant to which 520,000 shares were issued to six individuals as payment for services. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During 2007, we made sales to investors outside of the United States under Regulation S, rule 903, under the 1933 Securities Act.  Approximately 2,093,650 shares were sold to 143 stockholders for the approximate share price of $0.3322.  These shares will not be available to be resold by the investors until 1 year after purchase.

We relied upon the exemption from registration as set forth in Regulation S of the Securities Act for the issuance of these shares. The stockholders are not a "U.S. Person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the stockholders were located outside of the United States. In addition, the stockholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares. The Company issued the shares without compliance with the registration requirements of the Securities Act in reliance upon the exemptions there from afforded by Section 4(2) and Regulations D there under as well as Regulation S.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

We expect to develop our prototype facility, which we anticipate will cost up to $5,000,000, with trusted partners. We intend to hire a qualified individual to fill the role of our Chief Financial Officer as soon as possible. We are currently engaged in a search to find a suitable individual. Once we have hired a Chief Financial Officer, that person shall be charged with the responsibility of all of the financial operations, ensuring that we are in compliance with regard to all financial matters and filings, as well as all Sarbanes Oxley requirements. Locating a qualified individual to fill the role of our Chief Financial Officer is a priority. We also intend to hire a qualified individual to fill the role of Chief Engineer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.

In 2007, we signed an agreement with a third party to place 2,500,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which we received a per share amount after payment of negotiated placement costs. These funds were used for our development and ongoing activities during 2007.

We expect to use $1,000,000 to develop the current patents explained under the “Description of Property” section of this year end report.  The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter. This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

By the third quarter of 2008, we expect to be developing business units to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  This is a duplication of the business development strategy planned for the biomass to business unit.  We will acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

Our strategy for acquiring existing entities is to give our Company the revenue earned in the acquired entity and capital volume to be listed on the exchanges and to maximize shareholder value.  That will gain us access to lower cost funding for future growth.  We are targeting companies to acquire in the $5 million to $10 million revenue range in our initial year as a public company.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.

Bio-Waste Plan

Green Energy Live, Inc. is developing new technologies and along with America’s farmers and livestock businesses are working together to provide Green Energy for our future today.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste product, is one part of the bio-fuels innovations, but there are other important aspects regarding this diversity we can also appreciate. By using otherwise waste and by-products in this manner we do not upset the ‘balance’ of the agricultural panoply. Animals raised and plants grown that are already designated for human consumption are not in excess of current needs. However, when it comes to growing crops for biomass fuels for specific use, which unlike fossil fuels are not already there on tap, agricultural planners and environmentalists need to take care that this particular form of supply for modern energy production does not cause us unwanted problems.

Critical Accounting Policies

Development Stage Activities

The Company is currently a development stage enterprise.  All losses accumulated since the inception of business have been considered as part of the development stage activities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has been engaged in product development and pre-operational activities.  No operating revenue has been generated and the Company has incurred accumulated losses of $695,965 for the period from January 17, 2007 (inception) through December 31, 2007.

Capital raised during the development stage period has been to be utilized to secure product patents critical to the Company’s future growth and to facilitate the creation of strategic plans that may include acquisitions in the Company’s target industry, and/or having the ability to manufacture the Company’s patented products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Accounting Period

The Company has adopted a calendar year reporting period.  These interim financial statements are prepared in conjunction with the Company’s current development stage activities.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks and cash on hand.  In the normal course of business, the Company may maintain financial institution deposits that periodically exceed federally insured limits.  Management does not consider uninsured cash to be a significant risk.

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of December 31, 2007, the official patent authorization had not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carryforwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any deferred tax benefit from the anticipated utilization of net operating losses generated during the interim period have been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss Per Common Share

Basic loss per share represents losses absorbed by common shareholders divided by the weighted average number of common shares outstanding during the 349 day period as of inception January 17, 2007.  After each day with transactions of shares, the total number of shares outstanding multiplied by the number of days until the next transaction of shares, divided by the 349 days in the short year were added to arrive at the weighted average number of shares outstanding for the year.  The weighted average number of shares outstanding was 34,930,585 during the period ended December 31,2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS No 141R”), Accounting for Business Combinations.  The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired, in its financial statements. The acquirer must also recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective January 1, 2009, and could have a significant impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No 160”), Noncontrolling Interests in Consolidated Financial Statements.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective January 1, 2009, and is not expected to have a significant impact on the Corporation’s consolidated financial position or results of operations.

On February 14, 2008, the FASB issued Staff Position  FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.  This FSP amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP shall be effective upon the initial adoption of Statement No. 157.  An enterprise that applied Statement No. 157 in a manner consistent with the provisions of this FSB would continue to apply the provisions of this FSP from the date of the initial adoption of Statement No. 157.  However, an enterprise that did not apply Statement No. 157 in a manner consistent with the provisions of this FSP shall retrospectively apply the provisions in this FSP to the date of the initial adoption of Statement No. 157.  FAS 157-1 is not expected to have a significant impact on the Company’s financial statements.

On February 20, 2008, the FASB issued Staff Position FAS 140 - 3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement No. 140.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement No. 140.  This FSP shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Earlier application is not permitted. FAS 140-3 is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-20.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.         Controls and Procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

Item 8B.       Other Information

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of March 26, 2008 is as follows:

NAME	AGE	POSITION
Keith M.Field	55	Chairman of the Board
Bill McFarland	52	Director
Karen E. Clark	52	Chief Executive Officer and President

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Keith Michael Field, 55, Chairman of the Board. Mr. Field is currently chairman of the Company.  Mr. Field has been the chief writer for several businesses including Wyncrest, XTrava, Nano Sol, RAI, Mundus Group and Heartland and has developed and written their business plans, marketing strategy and website content. Mr. Field co-developed the current UAV VTOL military and civilian applications including the concept of Pedestrian Proximity.  As coordinator for the US Navy CRADA Cooperative Research and Development Agreement from 2000-2004 he prospected all CNC steel and composite parts vendors, design and aviation engineers, business acquisitions and services and continues work with US NAVY patent attorneys. Mr. Field has been a prospecting analyst and coordinator since 2000 having successfully prospected industry profiles in all 50 states in manufacturing, communications, biotech, medical, real estate, finance, brokers, auto dealers, electric motors, production studios, satellite, timber, exotic woods, PR firms and many more. In high tech marketing and sales for over 25 years and a manager for ITT 1995-96 and consultant for AT&T 1991-93, Mr. Field majored in Architectural Engineering and received honors from Illinois Institute of Technology.  Mr. Field attended Drake University where he majored in Business/Psychology.  Mr. Field received/academic scholarship to Loyola University’s Medical school and majored in Bio/Psychology, completed internship program as Loyola counselor & staff, studied Computer Science at Roosevelt University, Chicago. Finally, Mr. Field has played stringed instruments since he was 5 and has owned a recording studio for over 30 years.  Mr. Field has composed, performed, and produced 100s of songs, commercials and film scores from Pacific Bell and the LA Lakers themes to Bay Watch, National Geographic and Pulp Fiction. Mr. Field owns KMFMuzik and is a partner with TrackTown Records.

Karen E. Clark, 52, CEO / Director.  Karen has 30 years of industry and marketing experience. She has a Bachelor of Engineering degree from Purdue University and an MBA from Pepperdine University. She has held various staff and management positions in leading edge technology companies in the aerospace, automation and controls, automotive, financial, and the consumer goods industries. For the past decade, Karen has owned and operated her own Management Consulting Company working with start-up companies on strategic planning, marketing, and internal operations.

Bill McFarland, 52, Director.  Mr. McFarland recently celebrated 30 years in the automotive industry. He spent his first six years in sales and sales management and the next eight years in finance and insurance, specializing in building lending relationships between finance institutions and his customers. His success in building these relationships resulted in record sales volume. Since August 1990 Bill has purchased and operated 4 dealership facilities with seven different automobile franchises in Chicago Illinois’ metro and suburban markets. Since August 2006 Bill has been selling the last of his dealerships in order to devote 100% of his time and energy on mergers and acquisitions along with management and consulting for Green Energy Live, Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception (January 17, 2007) until the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
Karen Clark, President,Chief Executive Officer, Director	2007	$42,000	N/A	N/A	N/A	$42,000
Bill McFarland Director	2007	$0	N/A	N/A	N/A	$0
Keith Field Chairman of the Board of Directors	2007	$38,000	N/A	N/A	N/A	$38,000

Stock Option Grants

None.

Employment Agreements

We have an employment agreement with our Chief Executive Officer, President, Karen Clark.  There currently are letters of intent to employ the other officers named above once this Prospectus is filed.

Item 11.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 26 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kaleidoscope, Inc., Nevada 6757 Paljay Ct. Las Vegas, NV 89103	15,000,000	40.63%

Common Stock	The Good One, Inc. 3540 West Sahara Avenue, Suite 657 Las Vegas, NV 89102	15,000,000	40.63%

Common Stock	Keith Field (Chairman)	2,000,000	5.4%

Common Stock	Bill McFarland (Board Member)	1,000,000	2.7%

Common Stock	Karen Clark (President, Chief Executive Offier, and Board Member)	200,000	0.5%

The percent of class is based on 36,915,150 shares of common stock issued and outstanding as of March 6, 2008.

Kaleidoscope Real Estate, Inc. is a founding shareholder/member of Green Energy Live, Inc. Currently it has no relationship other than incorporating the Company.

The Good One, Inc. was in a consulting agreement with Green Energy Live, Inc. The consulting agreement was signed on January 11, 2007 for the purpose of providing assistance with due diligence processes, capital structures, capital resources, structuring and providing alternative sources for accounts receivable, purchase order and other asset-based or cash flow financing; identify and coordinate investor relations services; guidance and assistance in available alternatives to maximize shareholder value; development of potential strategic alliances, mergers and acquisitions; and periodic preparation and distribution of research reports and other information to the investment banking community. The compensation was $20,000 a month for six months commencing March 1, 2007, then it converted to a month to month contract and is currently ongoing.

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions that, outside of fees paid for hours worked, occurred with our officers or directors with the company.

Furthermore, there were no transactions between our officers or directors with the Company where 1) there were no competitive bidding; 2) rates or charges was not fixed by law or governmental authority; 3) the transaction did not involved services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; 4) the amount involved exceeded $60,000; or 5) the interest of the person rose beyond the ownership of securities of the Company and the person received extra or special benefit that was not shared equally (pro rata) by all holders of securities of the class.

Item 13.    Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	Bylaws *
10.1	Karen Clark Employment Contract*
14	Code of Ethics
31.1
Certification of Karen Clark, Chief Executive Officer, and Chief Financial Officer of Green Energy Live, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Karen Clark, Chief Executive Officer and Chief Financial Officer of Green Energy Live, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Form SB-2, filed on January 15, 2008 (File No. 333-148661)

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal period ended December 31, 2007, we were invoiced approximately $17,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal period ended December 31, 2007, we were invoiced approximately $5,900 for professional services rendered for tax compliance, tax advice, and tax planning.  Services performed related to research and discussions of share based compensation.

All Other Fees

The Company incurred approximately $3,700 in other fees related to services rendered by our principal accountant for the fiscal period ended December 31, 2007 principally related to the filing of the SB-2 registration.

Audit Related Fees

For our fiscal period ended December 31, 2007, we were not invoiced for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008

By /s/ Karen Clark
Karen Clark,
President,
Chief Executive Officer,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Clark	President,	March 26, 2008
Karen Clark	Chief Executive Officer, Principal Financial Officer

/s/ Keith Michael Field	Chairman of the Board of Directors	March 26 2008
Keith Michael Field

/s/ Bill McFarland	Director	March 26, 2008
Bill McFarland

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

WYOMING, MICHIGAN

FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 17, 2007
(DATE OF INCEPTION) TO
DECEMBER 31, 2007

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

PAGE
Report of Independent Registered Accounting Firm	F-1

Financial Statements for the Period from
January 17, 2007 (Date of Inception) to December 31, 2007

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statement of Cash Flows	F-5

Notes to Financial Statements	F-6-F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Green Energy Live, Inc.
Wyoming, Michigan

We have audited the accompanying balance sheet of Green Energy Live, Inc. (a development stage entity) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Live, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the period from January 17, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Rehmann Robson P.C.

Grand Rapids, Michigan
March 26, 2008

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$31,916

Equipment (net of accumulated depreciation of $3,668)	26,503
Deferred costs of developing patents	68,390
Prepaid expenses and other assets	24,359

Total assets	$151,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current and total liabilities
Accounts payable	$3,497

Commitments (Note 5)

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized,
36,913,650 shares issued and outstanding	3,691
Additional paid-in capital	839,945
Deficit accumulated during the development stage	(695,965)

Total stockholders' equity	147,671

Total liabilities and stockholders' equity	$151,168

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF OPERATIONS

PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007

Income
Interest income	$122

Expenses
Consulting fees to shareholders	306,320-
Contracted services (see notes 4 and 5)	237,262
Professional fees	75,850-

General and administrative	70,860
Loss on disposal of asset	5,975

Total expenses	696,087

Net loss	$(695,965)

Share Outstanding as of December 31, 2007	36,913,650

Weighted Average Shares Outstanding	34,930,585

Weighted Average Loss Per Share	$(0.02)

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuances of common stock for cash	36,423,650	$3,642	$708,060	$-	$711,702

Issuances of common stock in
exchange for consulting services	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(695,965)	(695,965)

Balances, December, 2007	36,913,650	$3,691	$839,945	$(695,965)	$147,671

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF CASH FLOWS

PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007

Cash flows from operating activities
Net loss	$(695,965)
Adjustments to reconcile net loss to net
cash used in operating activities
Share-based payments	176,934
Depreciation	3,721
Loss on disposal of equipment	5,975
Change in operating assets and liabilities which provided cash
Prepaid expenses and other assets	(24,359)
Accounts payable	3,497

Net cash used in operating activities	(530,197)

Cash flows from investing activities
Purchase of equipment	(36,199)
Deferred costs of developing patents	(68,390)

Net cash used in investing activities	(104,589)

Cash flows from financing activities
Issuances of common stock	711,702
Repayments of note payable	(45,000)

Net cash provided by financing activities	666,702

Net change, equal to cash and cash equivalents at the end of the year	$31,916

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being landfilled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.

Development Stage Activities

The Company is currently a development stage enterprise.  All losses accumulated since the inception of business have been considered as part of the development stage activities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has been engaged in product development and pre-operational activities.  No operating revenue has been generated and the Company has incurred accumulated losses and negative operating cash flows of $695,965 and $530,197, respectively, for the period from January 17, 2007 (inception) through December 31, 2007.

Capital raised during the development stage period has been to be utilized to secure product patents critical to the Company’s future growth and to facilitate the creation of strategic plans that may include acquisitions in the Company’s target industry, and/or having the ability to manufacture the Company’s patented products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks and cash on hand.  In the normal course of business, the Company may maintain financial institution deposits that periodically exceed federally insured limits.  Management does not consider uninsured cash to be a significant risk.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of December 31, 2007, the official patent authorization had not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carryforwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any deferred tax benefit from the anticipated utilization of net operating losses generated during the interim period have been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss Per Common Share

Basic loss per share represents loss absorbed by common shareholders divided by the weighted average number of common shares outstanding during the 349 day period as of inception January 17, 2007.   The weighted average number of shares outstanding was 34,930,585 during 2007.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

(“SFAS No 141R”), Accounting for Business Combinations.  The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired, in its financial statements. The acquirer must also recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective January 1, 2009, and could have a significant impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No 160”), Noncontrolling Interests in Consolidated Financial Statements.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective January 1, 2009, and is not expected to have a significant impact on the Corporation’s consolidated financial position or results of operations.

On February 14, 2008, the FASB issued Staff Position  FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.  This FSP amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP shall be effective upon the initial adoption of Statement No. 157.  An enterprise that applied Statement No. 157 in a manner consistent with the provisions of this FSB would continue to apply the provisions of this FSP from the date of the initial adoption of Statement No. 157.  However, an enterprise that did not apply Statement No. 157 in a manner consistent with the provisions of this FSP shall retrospectively apply the provisions in this FSP to the date of the initial adoption of Statement No. 157.  FAS 157-1 is not expected to have a significant impact on the Company’s financial statements.

On February 20, 2008, the FASB issued Staff Position FAS 140 - 3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement No. 140.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement No. 140.  This FSP shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Earlier application is not permitted. FAS 140-3 is not expected to have a significant impact on the Company’s financial statements.

3.	NOTE PAYABLE

During 2007, a note in the amount of $45,000 was issued in exchange for the repurchase of common stock and then repaid in cash.

4.	COMMON STOCK

The Company has placed 2,500,000 shares of its common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company is expected to receive a per share amount to be determined after payment of negotiated placement costs.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

5.	SHARE-BASED PAYMENTS

During the period from January 17, 2007 (inception) through  December 31, 2007 the Company issued 520,000 shares of common stock as compensation under a consulting agreement for professional services performed in furtherance of the Company’s business objectives.  In accordance with SFAS 123(R) Share-Based Payments and SEC Staff Accounting Bulletin No. 107 (SAB 107) the issued shares have been recorded at fair value ($176,934) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

6.	RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various month-to-month consulting agreements with certain shareholders as of or during the period then ended December 31, 2007.  Such commitments are expected to be satisfied through cash payments.  In addition, there is a contractual agreement with the President and Chief Executive Officer for a monthly payment of $3,000 that is in effect until terminated by either party, upon a thirty day notice of termination.  Cash payments under these consulting agreements amounted to $306,320 during the period ended December 31, 2007.

In addition, the Company has entered into a contractual agreement for the procurement of human resource related services that required a $3,000 start up fee, payable in October 2007.  Monthly service costs will vary based on services required and can be cancelled by either party with 30 days notice.

7.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company redeemed 30,000 shares of common stock during the period from January 17, 2007 (inception) through  December 31, 2007, in exchange for the issuance of a note payable in the amount of $45,000.  The last installment payment on the note was paid November 20, 2007.

* * * *