Form 10-Q
period 2008-03-31
Green Energy Live Inc
filed 2008-05-15
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.
GREEN ENERGY LIVE,  INC.
(Exact name of registrant as specified in Charter

Nevada	333-148661	33-1155965
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1740 44th Street, Suite 5-230
Wyoming, MI 49519-6443
 (Address of Principal Executive Offices)
 _______________

(866) 460-7336
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 36,915,150 shares of common stock.

GREEN ENERGY LIVE, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I—INTERIM FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURE

ITEM 1. Financial Information

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current assets
Cash and cash equivalents	$1,428	$31,916

Other assets
Equipment (net of accumulated depreciation of $5,257 in 2008 and $3,668 in 2007)	24,913	26,503
Deferred costs of developing patents	68,390	68,390
Prepaid expenses and other assets	14,272	24,359

Total assets	$109,003	$151,168

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current and total liabilities
Accounts payable	$127,118	$3,497

Commitments (Note 4)

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized,
36,915,150 shares issued and outstanding (36,913,650 as of 2007)	3,692	3,691
Additional paid-in capital	840,367	839,945
Deficit accumulated during the development stage	(862,174)	(695,965)

Total stockholders' (deficit) equity	(18,115)	147,671

Total liabilities and stockholders' (deficit) equity	$109,003	$151,168

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2008	For the period from January 17, 2007 (date of inception) to March 31, 2007	For the period from January 17, 2007 (date of inception) to March 31, 2008
Revenues
Interest income	$16	$-	$138

Expenses
Consulting fees to shareholders	69,120	32,700	375,440
Contracted services (to related parties) (See Notes 3 and 4)	57,000	-	294,262
Professional fees	35,290	2,500	111,140
General and administrative	4,815	1,791	75,495
Loss on disposal of asset	-	-	5,975

Total expenses	166,225	36,991	862,312

Net loss	$(166,209)	$(36,991)	$(862,174)

Shares outstanding	36,915,150	33,330,000	36,913,650

Weighted average shares outstanding	36,914,936	32,827,792	35,424,879

Weighted average loss per share	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO MARCH 31, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity

Balances, January 17, 2007	-	$-	$-	$-	$-

Issuances of common stock
for cash	36,423,650	3,642	708,060	-	711,702

Issuance of common stock
for consulting services	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(695,965)	695,965

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	1,500	1	422	-	423

Net loss	-	-	-	(166,209)	(166,209)

Balances, March 31, 2008	36,915,150	$3,692	$840,367	$(862,174)	$(18,115)

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2008	For the period from January 17, 2007 (date of inception) to March 31, 2007	For the period from January 17, 2007 (date of inception) to March 31, 2008
Cash flows from operating activities
Net loss	$(166,209)	$(36,991)	$(862,174)
Adjustments to reconcile net loss to net
cash used in operating activities
Share-based payments	-	-	176,934
Depreciation	1,590	-	5,311
Loss on disposal of equipment	-	-	5,975
Change in operating assets and liabilities which provided (used) cash
Prepaid expenses and other assets	10,087	-	(14,272)
Accounts payable	114,221	100	127,118

Net cash used in operating activities	(30,911)	(36,891)	(561,108)

Cash flows from investing activities
Purchases of equipment	-	(159)	(36,199)
Deferred costs of developing patents	-	-	(68,390)

Net cash used in investing activities	-	(159)	(104,589)

Cash flows from financing activities
Issuance of common stock	423	37,265	712,125
Repayments of note payable	-	-	(45,000)

Net cash provided by financing activities	423	37,265	667,125

Net (decrease) increase in cash and cash equivalents	(29,656)	216	1,428
Cash and cash equivalents at beginning of period	31,916	-	-

Cash and cash equivalents at end of period	$1,428	$ 216	$1,428

The accompanying notes are an integral part of these interim financial statements.

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

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the period ended December 31, 2007.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $862,174.  The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have an effect on the financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-4 did not have an effect on the financial statements.

Effect of Newly Issued but not yet Effective Accounting Standards

In January 2008, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity.  The Company will continue to research this statement to determine the impact in future periods.

2.	COMMON STOCK

The Company has placed 2,500,000 shares of its common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.

3.	SHARE-BASED PAYMENTS

During the period from January 17, 2007 (date of inception) through December 31, 2007, the Company issued 520,000 shares of common stock as compensation under consulting agreements for professional services performed in furtherance of the Company’s business objectives.  In accordance with Statement of Financial Accounting Standards (SFAS) 123(R) Share-Based Payments and SEC Staff Accounting Bulletin No. 107 (SAB 107) the issued shares have been recorded at fair value ($176,934) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

4.	RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various month-to-month consulting agreements with certain shareholders during the period from January 17, 2007 (date of inception) through March 31, 2008.  Such commitments are expected to be satisfied through cash payments.  Cash payments under these consulting agreements amounted to $322,320 during the period from January 17, 2007 (date of inception) through March 31, 2008.  For the three month period ended March 31, 2008 and 2007, the Company incurred $69,000 and $27,000, respectively, in expenses for consulting services with related parties.  As of March 31, 2008, accounts payable included $53,000 of payables for related party consulting services.  There were no payables outstanding to related parties as of March 31, 2007.

* * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect to develop our prototype facility, which we anticipate will cost up to $5,000,000, with trusted partners.  We intend to hire a qualified individual to fill the role of our Chief Financial Officer as soon as possible.  We are currently engaged in a search to find a suitable individual. Once we have hired a Chief Financial Officer, that person shall be charged with the responsibility of all of the financial operations, ensuring that we are in compliance with regard to all financial matters and filings, as well as all Sarbanes Oxley requirements.  Locating a qualified individual to fill the role of our Chief Financial Officer is a priority.  We also intend to hire a qualified individual to fill the role of Chief Engineer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  The hiring of these individuals will commence in the 2nd quarter of 2008.

In 2007, we signed an agreement with a third party to place 2,500,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the Company is to receive a per share amount after payment of negotiated placement costs for related shares issued.  These funds were used for our development and ongoing activities during 2007.  This agreement was ceased at such time as we filed a registration statement on March 31, 2008 with the SEC and all fundraising activities were put on hold as required by the rules and regulations.  This suspension of fund raising activities continued through the rest of the first quarter 2008 while we prepared and filed our 15C211application  to become a trading public company on the “Over The Counter Bulletin Board” (“OTCBB”).

We expect to use $1,000,000 to develop the patents that are currently filed and are waiting for final approval.  The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter, commencing with the third quarter 2008.  No patent activity occurred in the first quarter while the company transformed into a public company and prepared to become publicly traded. This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

By the third quarter of 2008, we expect to be developing business units through acquisition to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  This is a duplication of the business development strategy planned for the biomass to business unit.  We will acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

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

Bio-Waste Plan

Green Energy Live, Inc. is developing new technologies and along with America’s farmers and livestock businesses are working together to provide "Green Energy" for our future today.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste product, is one part of the bio-fuels innovations, but there are other important aspects regarding this diversity we can also appreciate.  By using waste and by-products in this manner we do not upset the ‘balance’ of the agricultural panoply.  Animals raised and plants grown that are already designated for human consumption are not in excess of current needs.  However, when it comes to growing crops for biomass fuels for specific use, which unlike fossil fuels are not already there on tap, agricultural planners and environmentalists need to take care that this particular form of supply for modern energy production does not cause us unwanted problems.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.  Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $862,174.  The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in our Annual Report. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, deferred costs of developing patents and the effects of liquidity on the development stage aspect of the Company. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

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

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of March 31, 2008, the official patent authorizations have not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carryforwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss Per Common Share

Basic loss per share represents losses absorbed by common shareholders divided by the weighted average number of common shares outstanding during the 91 day period as of January 1, 2008 through March 31, 2008.   The weighted average number of shares outstanding was 36,914,936 during the period ended March 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Forward Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of our anticipated mergers or acquisitions; and
- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company has not carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Notwithstanding same, the  Company’s CEO has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC

Date: May 14, 2008	By:	/s/ Karen Clark
Karen Clark
President, Chief Executive Officer and Principal Financial Officer