Form 10-Q
period 2008-06-30
Green Energy Live Inc
filed 2008-08-14
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes  ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2008: 37,239,316 shares of common stock.

GREEN ENERGY LIVE, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I—INTERIM FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

ITEM 1. Financial Information

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$936	$31,916

Other assets
Equipment (net of accumulated depreciation of $6,873 in 2008 and $3,668 in 2007)	23,298	26,503
Deferred costs of developing patents	73,595	68,390
Prepaid expenses and other assets	14,271	24,359

Total assets	$112,100	$151,168

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current and total liabilities
Accounts payable	$197,735	$3,497

Commitments (Note 4)

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,206,816 shares issued and outstanding (36,913,650 as of 2007)	3,721	3,691
Additional paid-in capital	925,030	839,945
Deficit accumulated during the development stage	(1,014,386)	(695,965)

Total stockholders' (deficit) equity	(85,635)	147,671

Total liabilities and stockholders' (deficit) equity	$112,100	$151,168

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30, 2008	PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO JUNE 30, 2007	PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO JUNE 30, 2008
	2008	2007
Revenues
Interest income	$-	$16	$16	$17	$138

Expenses and losses
Consulting fees to shareholders	69,000	105,120	138,120	132,820	444,440
Contracted services to related parties (see notes 3 & 4)	60,450	1,750	117,450	1,750	354,712
Professional Fees	14,916	21,925	50,206	24,425	126,056
General and administrative	7,846	16,120	12,661	17,911	83,341
Loss on disposal of asset	-	-	-	-	5,975

Total expenses and losses	152,212	144,915	318,437	176,906	1,014,524

Net loss	$(152,212)	$(144,899)	$(318,421)	$(176,889)	$(1,014,386)

Shares Outstanding	37,206,816	34,806,250	37,206,816	34,806,250	37,206,816

Weighted Average Shares Outstanding	37,032,855	33,642,463	36,772,495	33,461,017	35,360,377

Weighted Average Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances, January 17, 2007	-	$-	$-	$-	$-

Issuances of common stock for cash	34,836,250	3,484	207,018	-	210,502

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(176,889)	(176,889)

Balances, June 30, 2007	34,806,250	3,481	162,021	(176,889)	(11,387)

Issuances of common stock for cash	1,587,400	158	501,042	-	501,200

Issuances of common stock in
exchange for consulting services	520,000	52	176,882	-	176,934

Net loss				(519,076)	(519,076)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	293,166	30	85,085	-	85,115

Net loss	-	-	-	(318,421)	(318,421)

Balances, June 30, 2008	37,206,816	$3,721	$925,030	$(1,014,386)	$(85,635)

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2008	For the period from January 17, 2007 (date of inception) to June 30, 2007	For the period from January 17, 2007 (date of inception) to June 30, 2008
Cash flows from operating activities
Net loss	$(318,421)	$(176,889)	$(1,014,386)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	3,205	1,441	6,927
Share-based payments	-	-	176,934
Loss on disposal of equipment	-	-	5,975
Change in operating assets and liabilities which provided
(used) cash
Prepaid expenses and other assets	10,088	-	(14,272)
Accounts payable	194,238	45,884	197,735

Net cash used in operating activities	(110,890)	(129,564)	(641,087)

Cash flows from investing activities
Purchases of equipment	-	(25,563)	(36,199)
Deferred costs of developing patents	(5,205)	(44,690)	(73,595)

Net cash used in investing activities	(5,205)	(70,253)	(109,794)

Cash flows from financing activities
Issuance of common stock	85,115	210,502	796,817
Advances on unissued stock	-	6,960	-
Repayments of note payable	-	-	(45,000)

Net cash provided by financing activities	85,115	217,462	751,817

Net (decrease) increase in cash and cash equivalents	(30,980)	17,645	936
Cash and cash equivalents at beginning of period	31,916	-	-

Cash and cash equivalents at end of period	$936	$17,645	$936

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.             BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being land-filled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the period ended December 31, 2007.

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

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,014,386.  The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement was required as of January 1, 2008.  This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the statement of operations in subsequent periods. The Statement provides for a one time opportunity to transfer existing assets

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have an effect on the financial statements.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-4 did not have an effect on the financial statements based on the current contracts entered into by the Company.

Effect of Newly Issued but not yet Effective Accounting Standards

In January 2008, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity.  The Company will continue to research this statement to determine the impact in future periods.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures.   SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of the standard to have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations beginning in the Corporation’s 2009 fiscal year.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162) The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United State (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and in not expected to have a significant impact on the Corporation’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS No. 163) Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB No. 60.  The objective of SFAS No. 163 is to clarify how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This statement also requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods after December 15, 2008 and is not expected to an impact on the Company’s financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

2.             COMMON STOCK

The Company placed 2,500,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company received a per share amount determined after payment of negotiated placement costs as shares were issued.  This contract offering was in effect from March 2007 through January 14, 2008.  There are no outstanding shares with this third party agent.

The Company placed a second offering of 3,000,000 shares of common stock with a third-party placement agent on April 28, 2008.  This offering was closed on July 28, 2008.  Once again the shares were placed for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company received a per share amount determined after payment of negotiated placement costs as shares were issued.  There are no outstanding shares with this third party agent.

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

4.             RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various month-to-month consulting agreements with certain shareholders during the period from January 17, 2007 (date of inception) through June 30, 2008.  Such commitments are expected to be satisfied through cash payments.  Cash payments under these consulting agreements amounted to $444,440 during the period from January 17, 2007 (date of inception) through June 30, 2008.  For the three month period ended June 30, 2008 and 2007, the Company incurred $69,000 and $97,000, respectively, in expenses for consulting services with related parties.  For the six months ended June 30, 2008, accounts payable included $110,000 of payables for related party consulting services.  There were no payables outstanding to related parties for the six months ended June 30, 2007, or for the year ended December 31, 2007.

* * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect to develop our prototype facility, which we anticipate will cost up to $5,000,000, with trusted partners.  We intend to hire a qualified individual to fill the role of our Chief Financial Officer as soon as possible.  We are currently engaged in a search to find a suitable individual. Once we have hired a Chief Financial Officer, that person shall be charged with the responsibility of all of the financial operations, ensuring that we are in compliance with regard to all financial matters and filings, as well as all Sarbanes Oxley requirements.  Locating a qualified individual to fill the role of our Chief Financial Officer is a priority.  We also intend to hire a qualified individual to fill the role of Chief Engineer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  The hiring of these individuals will commence in the third quarter of 2008.

In 2007, we signed an agreement with a third party to place 2,500,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the Company was to receive a per share amount after payment of negotiated placement costs for related shares issued.  These funds were used for our development and ongoing activities during 2007.  This agreement was ceased at such time as we filed a registration statement on March 31, 2008 with the SEC and all fundraising activities were put on hold as required by the rules and regulations.  This suspension of fund raising activities continued through the rest of the first quarter 2008 while we prepared and filed our 15C211application to become a trading public company on the “Over The Counter Bulletin Board” (“OTCBB”).

In April 2008, we signed an agreement with a third party to place 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the company was to receive a per share amount after payment of negotiated placement costs for related shares issued.  These funds were used for our ongoing operations expenses during the second quarter.  This agreement was closed July 28, 2008.  We are still in the application process with our 15C211.

We expect to use $1,000,000 to develop the patents that are currently filed and are waiting for final approval.  While there was no patent activity during the first quarter, during the second quarter $5,205 was paid towards finalizing the second patent. The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter, commencing with the third quarter 2008.   This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

By the fourth quarter of 2008, we expect to be developing business units through acquisition to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  This is a duplication of the business development strategy planned for the biomass to business unit.  We will acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

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

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.  Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,014,386.  The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of June 30, 2008, the official patent authorizations have not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss Per Common Share

Basic loss per share represents losses absorbed by common shareholders divided by the weighted average number of common shares outstanding during each reporting period.

	Three months ended June 30,		Six months ended June 30,	January 17, 2007 (date of inception), to	January 17, 2007 (date of inception), to
	2008	2007	2008	June 30, 2007	June 30, 2008
Net loss	$(152,212)	$(144,899)	$(318,421)	$(176,889)	$(1,014,386)

Shares Outstanding	37,206,816	34,806,250	37,206,816	34,806,250	37,206,816

Weighted Average Shares Outstanding	37,032,855	33,642,463	36,772,495	33,461,017	35,360,337

Weighted Average Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Forward Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three and six months covered by this report or from the end of the reporting period to the date of this form 10-Q.

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

GREEN ENERGY LIVE, INC

Date: August 14, 2008	By:	/s/ Karen Clark
Karen Clark
President, Chief Executive Officer and Principal Financial Officer