Form 10-Q/A
period 2008-06-30
Green Energy Live Inc
filed 2008-08-18
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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

GREEN ENERGY LIVE, INC

Date: August 15 , 2008	By:	/s/ Karen Clark
Karen Clark
President, Chief Executive Officer and Principal Financial Officer