Form 10-Q
period 2008-11-13
Green Energy Live Inc
filed 2008-11-14
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2008: 37,520,369 shares of common stock.

GREEN ENERGY LIVE, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I—INTERIM FINANCIAL INFORMATION (Unaudited)

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES

ITEM 1. Financial Information

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current assets
Cash and cash equivalents	$2,589	$31,916

Other assets
Equipment (net of accumulated depreciation of $8,498 in 2008 and $3,668 in 2007)	21,917	26,503
Deferred costs of developing patents	75,545	68,390
Prepaid expenses and other assets	14,271	24,359

Total assets	$114,322	$151,168

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current and total liabilities
Accounts payable	$283,263	$3,497

Commitments (Note 4)

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,432,149 shares issued and outstanding (36,913,650 as of 2007)	3,743	3,691
Additional paid-in capital	993,178	839,945
Deficit accumulated during the development stage	(1,165,862)	(695,965)

Total stockholders' (deficit) equity	(168,941)	147,671

Total liabilities and stockholders' (deficit) equity	$114,322	$151,168

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30, 2008	PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007	Cumulative PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
	2008	2007
Revenues
Interest income	$-	$8	$16	$24	$138

Expenses
Consulting fees to shareholders	69,000	90,000	207,000	227,820	500,820
Contracted services to related parties (see notes 3 & 4)	36,000	176,934	132,000	176,934	308,934
Professional Fees	14,030	10,813	64,686	35,238	140,536
General and administrative	32,446	35,921	66,227	55,582	209,735
Loss on disposal of asset	-	-	-	-	5,975

Total expenses	151,476	318,668	469,913	495,574	1,166,000

Net loss	$(151,476)	$(318,660)	$(469,897)	$(495,550)	$(1,165,862)

Shares Outstanding	37,432,149	35,950,450	37,432,149	35,950,450	37,432,149

Weighted Average Shares Outstanding	37,272,401	35,176,892	37,074,553	34,490,463	35,873,518

Weighted Average Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuances of common stock for cash	35,460,450	$3,546	$401,179	$-	$404,725

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Issuances of common stock in
exchange for consulting services	520,000	52	176,882	-	176,934

Net loss	-	-	-	(495,550)	(495,550)

Balances, September 30, 2007	35,950,450	3,595	533,064	(495,550)	41,109

Issuances of common stock for cash	963,200	96	306,881	-	306,977

Net loss	-	-	-	(200,415)	(200,415)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	518,499	52	153,233	-	153,285

Net loss	-	-	-	(469,897)	(469,897)

Balances, September 30, 2008	37,432,149	$3,743	$993,178	$(1,165,862)	$(168,941)

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2008	For the period from January 17, 2007 (date of inception) to September 30, 2007	(Cumulative) For the period from January 17, 2007 (date of inception) to September 30, 2008
Cash flows from operating activities
Net loss	$(469,897)	$(495,550)	$(1,165,862)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	4,830	2,022	8,550
Share-based payments	-	176,934	176,934
Loss on disposal of equipment	-	-	5,975
Change in operating assets and liabilities which provided
(used) cash
Prepaid expenses and other assets	10,088	-	(14,271)
Accounts payable	279,766	5,159	283,263

Net cash used in operating activities	(175,213)	(311,435)	(705,411)

Cash flows from investing activities
Purchases of equipment	(244)	(27,825)	(36,442)
Deferred costs of developing patents	(7,155)	(43,390)	(75,545)

Net cash used in investing activities	(7,399)	(71,215)	(111,987)

Cash flows from financing activities
Issuance of common stock	153,285	404,725	864,987
Repayments of note payable	-	(14,000)	(45,000)

Net cash provided by financing activities	153,285	390,725	819,987

Net (decrease) increase in cash and cash equivalents	(29,327)	8,075	2,589
Cash and cash equivalents at beginning of period	31,916	-	-

Cash and cash equivalents at end of period	$2,589	$8,075	$2,589

See accompanying notes.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being land-filled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.  Effective September 10, 2008, the Company received its trading symbol, GELV.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the period ended December 31, 2007.  Certain items in the statements of operations were reclassified to be consistent with the classifications used in the September 30, 2008 financial statements.  The reclassifications have no effect on income or shareholder equity.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,165,862.  The Company's working capital has been generated through the sales of common stock. Management has provided cumulative financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement was required as of January 1, 2008.  This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the statement of operations in subsequent periods. The Statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have an effect on the Company’s financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an effect on the Company’s financial statements.

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

Effect of Newly Issued but not yet Effective Accounting Standards

In January 2008, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity.   This statement is effective for years beginning after December 31, 2008.   The Company will continue to research this statement to determine the impact in future periods.

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

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

 2.        COMMON STOCK

The Company placed 2,500,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company received a per share amount determined after payment of negotiated placement costs as shares were issued.  This contract offering was in effect from March 2007 through January 14, 2008.    No unsold shares remain with this third party agent.

The Company placed a second offering of 3,000,000 shares of common stock with a third-party placement agent on April 28, 2008.  This offering was closed on July 28, 2008.  Once again the shares were placed for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company received a per share amount determined after payment of negotiated placement costs as shares were issued.    No unsold shares remain with this third party agent.

On September 11, 2008,the Company placed 3,000,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.  This agreement was put in   effect on September 11, 2008.  No unsold shares remain with this third party agent.  These shares are only available to non U.S. Citizens and persons not in the U.S. or in U.S. territories.

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

4.     RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various month-to-month consulting agreements with certain shareholders during the period from January 17, 2007 (date of inception) through September 30, 2008.  Such commitments are expected to be satisfied through cash payments.  Cash payments under these consulting agreements amounted to $500,820 during the period from January 17, 2007 (date of inception) through September 30, 2008.  For the three month period ended September 30, 2008 and 2007, the Company incurred $69,000 and $90,000, respectively, in expenses for consulting services with shareholders.  Additionally, the Company has a month to month agreement for contracted services to related  parties As of September 30, 2008, accounts payable included $282,933 for  consulting services to shareholders and related party contracted services.  There were no payables outstanding to related parties as of September 30, 2007, or for the year ended December 31, 2007.  .  Since  January 17, 2007, (date of inception) expenses for the contracted services have totaled $308,934

* * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect to develop our prototype facility, which we anticipate will cost up to $5,000,000, with trusted partners.  We intend to hire a qualified individual to fill the role of our Chief Financial Officer as soon as possible.  We are currently engaged in a search to find a suitable individual. Once we have hired a Chief Financial Officer, that person shall be charged with the responsibility of all of the financial operations, ensuring that we are in compliance with regard to all financial matters and filings, as well as all Sarbanes Oxley requirements.  Locating a qualified individual to fill the role of our Chief Financial Officer is a priority.  We also intend to hire a qualified individual to fill the role of Chief Engineer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  The hiring of these individuals will commence in the first quarter of 2009.

In 2007, we signed an agreement with a third party to place 2,500,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the Company received a per share amount after payment of negotiated placement costs for related shares issued.  These funds were used for our development and ongoing activities during  2007.  This agreement was ceased at such time as we filed a registration statement on March 31, 2008 with the SEC and all fundraising activities were put on hold as required by the rules and regulations.  This suspension of fund raising activities continued through the rest of the first quarter 2008 while we prepared and filed our 15C211application to become a trading public company on the “Over The Counter Bulletin Board” (“OTCBB”).

In April 2008, we signed an agreement with a third party to place 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the Company received a per share amount after payment of negotiated placement costs for related shares issued.  These funds were used for our ongoing operations expenses during the second quarter.  This agreement was closed July 28, 2008.

On September 11, 2008, we signed an agreement with a third party to place 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which the Company is to receive a per share amount after payment of negotiated placement costs for related shares issued.  As of September 30, 2008, we have sold shares under this agreement and continue to do so after the quarter end.  These funds are being  used for our development and ongoing activities during the balance of 2008 and beyond.

We anticipate using some of the proceeds of $1,000,000 to develop the patents that are currently filed and awaiting for final approval.   No new patent activity occurred during 2008, while the Company transformed into a public company and prepared to become publicly traded.  We anticipate either having produced or acquire one patent per quarter beginning in the first quarter of 2009.  This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

During the fourth quarter of 2008, we expect to be in the discussion phase with operating companies we have targeted to acquire.  These acquisitions are intended to develop business units to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We are targeting companies capable of leveraging the technology and capital, while also still conforming certain financial selection criteria.  This is a duplication of the business development strategy planned for the biomass to fuel business unit.  We will acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for market penetration of our technology.

Our strategy for acquiring existing entities is to give our Company the revenue generated in the acquired entity and working capital to be listed on the exchanges and to maximize shareholder value.  We anticipate that this will allow us access to lower cost funding for future growth.  We are targeting companies to acquire in the $5 million to $10 million revenue range in our initial year as a public company.  We have an ongoing acquisition prospecting system that has yielded several potential candidates to be acquired.  The fourth quarter management activity will primarily be focused on acquisitions and the necessary due diligence procedure to be performed that will allow the acquisitions to then be finalized.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  The priority of the ethanol portion of our business plan is behind the acquisition and biomass development plans, which have a higher priority with our limited resources.

Bio-Waste Plan

Green Energy Live, Inc. is developing new technologies and along with America’s farmers and livestock businesses, we will be working together to provide "Green Energy" for our future today.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.  Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,165,862.  The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 17, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in our 2007 Annual Report. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, deferred costs of developing patents and the effects of liquidity on the development stage aspect of the Company. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

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

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting  principally  of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life, if and when, patent protection is granted by the United States Patent office.  As of September 30, 2008, the official patent authorizations have not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying  values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carryforward.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss Per Common Share

Basic loss per share represents losses absorbed by common shareholders divided by the weighted average number of common shares outstanding during each reporting period.

	Three months ended September 30,		Nine months ended	January 17, 2007 (date of inception), to	(Cumulative) January 17, 2007 (date of inception), to
	2008	2007	September 30, 2008	September 30, 2007	September 30, 2008
Net loss	$(151,476)	$(318,660)	$(469,897)	$(495,550)	$(1,165,862)

Shares Outstanding	37,432,149	35,950,450	37, 432,149	35,950,450	37,432,149

Weighted Average Shares Outstanding	37,272,401	35,176,892	37,074,553	34,210,693	35,873,518

Weighted Average Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks. The Company does not undertake any specific actions to limit those exposures.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three and nine months covered by this report or from the end of the reporting period to the date of this form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made sales to investors outside of the United States under Regulation S, Rule 903, under the 1933 Securities Act.  Approximately 225,333 shares were sold to shareholders during the quarter.

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

GREEN ENERGY LIVE, INC

Date: November 14, 2008	By:	/s/ Karen Clark
Karen Clark
President, Chief Executive Officer and Principal Financial Officer