Form 10-K
period 2008-12-31
Green Energy Live Inc
filed 2009-03-31
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-148661

GREEN ENERGY LIVE, INC.
(Exact name of issuer as specified in its charter)

Nevada	33-1155965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 44th Street, Suite 5-230 Wyoming, MI	49519-6443
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 460-7336

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated flier, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No☐

State issuer’s operating revenue for its most recent fiscal year:  $0.

Number of the issuer’s Common Stock outstanding as of March 31, 2009 is 38,205,938 shares of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of December 31, 2008 was $14,189,721.00

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☒  No☐

Green Energy Live, Inc.
Annual Report on Form 10-K

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15	Exhibits, and Financial Statement Schedules	12

SIGNATURES

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I
Item 1.         Description of Business.

We are a development stage enterprise. We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Now that our company has completed the requirements to be a publicly traded company, we are moving to the next step of the Company’s development, which is to acquire profitable companies that will leverage the technology that we have developed in the green energy field.  We have access to a proprietary prospecting system that reviews dozens of companies on a monthly basis and we have signed Letters of Intent to acquire two companies that will help us get our “biomass to green energy” system developed and in place.  These selected, profitable companies have been in business over 19 and 3 years respectively.  We plan to complete the due diligence phase of these acquisitions in the first half of 2009.

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

There are strong competitors in our field, but currently, there are only a limited number of companies fully operational in this field. Our intellectual property portfolio and development pipeline compares favorably with those of our competition based on market research and industry analysis that we have conducted this past year.

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

Item 1A.      Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words ”GEL”,  “we”, “our” or “us” refer to the Company and not to the selling stockholders.

Currently the Company is relying on the private placement of restricted stock to fund ongoing developmental activities.  The announced acquisitions are planned to be funded by the Company’s plan to register and sell an additional 20,000,000 Green Energy Live, Inc. common shares with the Securities Exchange Commission.  This industry segment, in general, could be impacted by incentives and market influences from the U.S. Government and its push towards a “green economy”.  The Company plans to pursue its acquisitions and development products independently of any subsidies from any government entity, since such subsidies are subject to the political whims of change outside of the Company’s influence.  The Company perceives the sustainability of government subsidies to be too risky to rely on for its business planning and funding planning.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small development stage company.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Since inception, the Company has been engaged in product development and pre-operational activities. If we cannot generate revenue, we may have to alter or delay implementing our plan of operations. We will require additional financing which may require the issuance of additional shares that will dilute the ownership held by our stockholders.  We will require significant financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

There are significant regulatory restrictions in the production of bio-fuels, which is the main focus of our business. There are governmental, safety, and industry standards that must be met in order for our products to be available for sale in the market.  Failure to adhere or meet these standards will delay or prevent revenue or sales for our Company.  Finding the appropriate personnel who understand these standards is crucial to the survival of the Company.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares. If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

The Company continues to operate with a limited amount of staff which may hinder the progress of the Company forward with its business plan.  The Company anticipates being able to add key personnel in the finance, technology and marketing areas in 2009, that will help move the Company toward accomplishing its stated objectives.

Our future success is dependent, in part, on the performance and continued service of Karen Clark, our Chief Executive Officer. Without her continued service, we may be forced to interrupt or eventually cease our operations. The loss of her services would delay our business operations substantially.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

Item 2.         Properties.

Intellectual Property (Patents Pending)

1)	Sensor Wand, and Composting Apparatus Including Same Docket # 0196-05UA; Application # 10/998,074; Filing Date November 26, 2004.

2)	Methane Accumulator System for Septic Tanks Docket # 0196-06PPA; Application # 60/963,750; Filing Date August 7, 2007.

3)	Direct Steam Injection Heater with Integrated Reactor and Boiler U.S. Serial No. 11877059; Filing Date October 23, 2007.

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

The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for most of our portfolio is not scheduled to begin for approximately twenty years. Due to the rapid pace of technology development in this field, and the volume of intellectual property that we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business. Due to our current stage of development, our existing patent application portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for twenty years from the date first filed.  Patent #1, the Sensor Wand, has initially been rejected by the U.S. Patent Office as too similar to a previous patent.  The Company is appealing this decision and has retained the services of its Patent Attorney to represent the Company in this appeal process.

Physical Property

Our company currently does not own any physical property.  The company did not purchase or sell any plant or equipment in 2008.

Item 3.         Legal Proceedings.

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

Item 4.         Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.         Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of  Equity Securities

Market for Common Equity

There is presently limited trading for our registered shares of common stock.

Issuer Purchase of Equity Securities

During the fiscal year that ended December 31, 2008, Green Energy Live, Inc., did not repurchase any of its equity securities.

Recent Sales of Unregistered Securities

During 2008, we made sales to investors outside of the United States under Regulation S, rule 903, under the 1933 Securities Act.  Approximately 1,016,000 shares were sold to 110 stockholders in 162 transactions for the approximate share price of $0.2972, as received by Green Energy Live, Inc.  These shares will not be available to be resold by the investors until 1 year after purchase.

We relied upon the exemption from registration as set forth in Regulation S of the Securities Act for the issuance of these shares. The stockholders are not a "U.S. Person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the stockholders were located outside of the United States. In addition, the stockholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares. The Company issued the shares without compliance with the registration requirements of the Securities Act in reliance upon the exemptions therefrom afforded by Section 4(2) and Regulations D thereunder as well as Regulation S.

Item 6.         Selected Financial Data

Not applicable for smaller reporting company.

Item 7.         Management’s Discussion and Analysis of Financial Conditions and  Plan of Operations.

In 2008, our Company went through the registration process to become a publicly traded company. During this process, by the nature of the requirements of this process, the Company was in a “quiet” period and had to conserve resources, so development projects were delayed until we received approval of our Form 15c211 application. We intend to hire a qualified individual to fill the role of our Chief Financial Officer and are looking for a suitable individual for that position. Once we have hired a Chief Financial Officer, that person shall be charged with the responsibility of all of the financial operations, ensuring that we are in compliance with regard to all financial matters and filings, as well as all Sarbanes Oxley requirements. Locating a qualified individual to fill the role of our Chief Financial Officer is a priority for the Company.

Plan of Operations

In April 2008, we signed an agreement with a third party to place 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance of $1.50 per share, of which we received a per share amount after payment of negotiated placement costs. These funds were used for our development and ongoing activities during 2008.  Approximately 324,166 shares were issued with this agreement until it was closed in July 2008.

Once our Form 15c211 application was approved, effective September 10, 2008, and we became a fully reporting, publicly traded company, we signed a new agreement with a third party to place an additional 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance price that would vary with the market bid prices.

We intend to hire a qualified individual to fill the role of Chief of Technology.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  In late 2009, we expect to develop our prototype facility with trusted partners, which we anticipate will cost up to $5,000,000.  We expect to use $1,000,000 to develop the current patents explained under the “Description of Property” section of this year end report.  The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter, commencing the second half of Fiscal Year 2009. This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

By the third quarter of 2009, we expect to be developing business units to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  This is a duplication of the business development strategy planned for the biomass to business unit.  We will acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

Our strategy for acquiring existing entities is to give our Company the revenue earned in the acquired entity and capital volume to be listed on the exchanges, as well as to maximize shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  In 2009, we are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As stated earlier in this report, we have two companies under a Letter of Intent agreement that are in the due diligence phase of this acquisition process.  We continue our proprietary prospecting system to seek other companies that are a good fit for our business plan.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  The ethanol market is a very high cost entry market at this current time.  We are exploring ways to produce ethanol with non food bio resources at a much smaller scale than currently being done.  One of our pending patent applications addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.  However, with the volatile crude oil market swings of 2008, the Company is postponing any entry into the ethanol production for 2009, until the market conditions for Ethanol stabilize.

Bio-Waste Plan

Green Energy Live, Inc. is developing new technologies and along with America’s farmers and livestock businesses, will be working together to provide “Green Energy” for our future today.  This market is currently barely addressed in the Green Energy industry, thus there are very few competitors in this arena.  The Company has searched widely for an acquisition company in this market and has been unable to locate any competitors that have done more an a one time installation.  Green Energy Live has targeted this part of the Green Energy industry to concentrate our resources in 2009 because of the apparent lack of competition.

With the lower cost to produce facilities that use biomass waste, as well as the lack of competitors in this market, Green Energy Live will have the ability to move in this market and make a good market penetration to capture a large market share.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste product, is one part of the bio-fuels innovations, but there are other important aspects regarding this diversity we can also appreciate. By using otherwise waste and by-products in this manner we do not upset the ‘balance’ of the agricultural panoply. Animals raised and plants grown that are already designated for human consumption are not in excess of current needs. However, when it comes to growing crops for biomass fuels for specific use, which unlike fossil fuels are not already there on tap, agricultural planners and environmentalists need to take care that this particular form of supply for modern energy production does not cause us unwanted problems.  In 2008, the price of corn went very high because of ethanol production.  This in turn, affected the price of food in the United States as well as in other countries.  This is not a sustainable business model, thus Green Energy Live is turning to the use of animal waste for the biomass fuel source.  Not only does this animal waste need to be handled to prevent it from contaminating the watersheds, but it represents a cost to the animal farmers, ranchers and feed lot owners that affect their profits.  Using this animal waste to create energy, instead, turns a cost to the operator into a potential profit center if enough energy can be created to send out to the grid.  At the very least, this animal waste can be used to reduce their demand and cost for utilities, thus reducing the overhead of their operations in two ways, eliminating the cost to haul the animal waste off the land and reducing their demand for outside electricity from the grid.  There are very few companies offering solutions in this market segment and Green Energy Live, Inc. has determined that this is the best entry point for a new company with limited resources.

Critical Accounting Policies

Development Stage Activities

The Company is currently a development stage enterprise.  All losses accumulated since the inception of business have been considered as part of the development stage activities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has been engaged in product development and pre-operational activities.  No operating revenue has been generated and the Company has incurred accumulated losses and negative operating cash flows of $1,354,879 and $851,119 respectively, for the period from inception through December 31, 2008.

Capital raised during the development stage period has been utilized to secure product patents critical to the Company’s future growth and to facilitate the creation of strategic plans that may include acquisitions in the Company’s target industry, and/or having the ability to manufacture the Company’s patented products.

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

Accounting Period

The Company has adopted a calendar year reporting period.  These annual financial statements are prepared in conjunction with the Company’s current development stage activities.

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of December 31, 2008, the official patent authorization had not been granted.

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

Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during each reporting period.  After each day with transactions of shares, the total number of shares outstanding multiplied by the number of days until the next transaction of shares, divided by the days in the reporting period. The weighted average number of shares outstanding since inception was 36,100,073.  The weighted number of shares outstanding for the reporting periods of 2008 and 2007 were 37,215,240 and 34,930,585 respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non controlling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No.161) Disclosures about Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No.162) The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a significant impact on the Company’s financial statements.

In October 2008, the FASB staff issued Staff Position No. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of January 1, 2007, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3, which was effective on October 10, 2008, in its determination of estimated fair values as of December 31, 2008, as applicable.

The FASB Issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities in June 2008. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The Company is considering the impact of FSP EITF 03-6-1 on its financial statements upon issuance of such share-based payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8.         Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-9.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We do not presently intend to change accountants.  At no time have there been any disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.      Controls and Procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.  The Company recognizes that it needs to retain a  Chief Financial Officer who has experience with public companies since at this point our sole officer and director serves as our Chief Financial Officer also.  In 2008, due to certain time restrictions on raising funds, we were not able to raise the funds required to hire a new Chief Financial Officer.  We recognize that having one individual to fill several key roles is not an optimal situation.  We anticipate that the funds required to have this CFO in place in 2009 will occur as we obtain the funding.  We have built the funds for an internal CFO into our acquisition budget.  The new CFO will be responsible for ensuring that our internal management controls are in full compliance of small reporting companies, as well as integrating any potential acquisitions into the Corporate financial structure.  In 2007 and 2008, the Company’s internal controls relied on the integrity and professional standards of our CEO, Karen Clark and our Certified Public Accountant.  There has been a conscious attempt by the Company to confer with accounting experts and securities attorneys for all aspects that affect the Company’s operations and decision making process.

PART III

Item 10.       Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of March 31, 2009 is as follows:

NAME	AGE	POSITION
Keith M.Field	56	Chairman of the Board of Directors
Karen E. Clark	54	President, Chief Executive Officer, and Chief Financial Officer
Bill McFarland	53	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Keith Michael Field, 56, Chairman of the Board. Mr. Field is currently chairman of the Company.  Mr. Field has been the chief writer for several businesses and has developed and written their business plans, marketing strategy and website content. Mr. Field co-developed the current UAV VTOL military and civilian applications including the concept of Pedestrian Proximity.  As coordinator for the US Navy CRADA Cooperative Research and Development Agreement from 2000-2004 he prospected all CNC steel and composite parts vendors, design and aviation engineers, business acquisitions and services and continues work with US NAVY patent attorneys. Mr. Field has been a prospecting analyst and coordinator since 2000 having successfully prospected industry profiles in all 50 states in manufacturing, communications, biotech, medical, real estate, finance, broker, auto dealers, electric motors, production studios, satellite, timber, exotic woods, PR firms and many more. In high tech marketing and sales for over 25 years and a manager for ITT 1995-96 and consultant for AT&T 1991-93, Mr. Field majored in Architectural Engineering and received honors from Illinois Institute of Technology.  Mr. Field attended Drake University where he majored in Business/Psychology.  Mr. Field received/academic scholarship to Loyola University’s Medical school and majored in Bio/Psychology, completed internship program as Loyola counselor & staff, studied Computer Science at Roosevelt University, Chicago. Finally, Mr. Field has played stringed instruments since he was 5 and has owned a recording studio for over 30 years.  Mr. Field has composed, performed, and produced 100s of songs, commercials and film scores from Pacific Bell and the LA Lakers themes to Bay Watch, National Geographic and Pulp Fiction. Mr. Field owns KMFMuzik and is a partner with TrackTown Records.

Karen E. Clark, 54, CEO / Director.  Karen has 30 years of industry and marketing experience. She has a Bachelor of Engineering degree from Purdue University and an MBA from Pepperdine University. She has held various staff and management positions in leading edge technology companies in the aerospace, automation and controls, automotive, financial, and the consumer goods industries. For the past decade, Karen has owned and operated her own Management Consulting Company working with start-up companies on strategic planning, marketing, and internal operations.

Bill McFarland, 53, Director.  Mr. McFarland recently celebrated 30 years in the automotive industry. He spent his first six years in sales and sales management and the next eight years in finance & insurance, specializing in building lending relationships between finance institutions and his customers. His success in building these relationships resulted in record sales volume. Since August 1990 Bill has purchased and operated 4 dealership facilities with seven different automobile franchises in Chicago Illinois’ metro and suburban markets. Since August 2006 Bill has been selling the last of his dealerships in order to devote 100% of his time and energy on mergers and acquisitions along with management and consulting for Green Energy Live, Inc.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company is drafting a Code of Ethics applicable to its Directors, Chief Executive Officer and Chief Financial Officer. This code of ethics is expected to be in place by the end of the Second Quarter 2009.

Item 11.      Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us.

Name and Principal Position			Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
	Year	Salary
Karen Clark, President, Chief Executive Officer, Director*	2008	$125,000	N/A	N/A	N/A	$125,000
Karen Clark, President, Chief Executive Officer, Director**	2007	$56,000	N/A	N/A	N/A	$56,000
Bill McFarland, Director	2008	$-	N/A	N/A	N/A	$-
Bill McFarland, Director	2007	$-	N/A	N/A	N/A	$-
Keith Field, Chairman of the Board of Directors***	2008	$62,300	N/A	N/A	N/A	$62,300
Keith Field, Chairman of the Board of Directors**	2007	$53,000	N/A	N/A	N/A	$53,000

* Of the $125,000 in contractual compensation, only $55,000 was actually received.  The rest of the compensation was deferred until operational cash flow improves.
** The 2007 figure was modified from the prior filing reflecting payments made through an employee leasing service arrangement.
*** Of the $60,000 in compensation, only $10,000 was actually received and $50,000 was deferred until operational cash flow improves.  The additional $2,300 was an expense reimbursement of the expense incurred setting up communications with the various advisors that work with our shareholders.  Mr. Field also has a health insurance policy which is included in the employee leasing contract.

Stock Option Grants

None.

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer, Karen Clark.   There are no other employment agreements in place for 2008.  The terms of this employment agreement are:

Under the terms of this agreement, Karen Clark is hereby appointed as President and Chief Executive Officer of Green Energy Live Corporation, Inc., a company incorporated in the state of Nevada.  This agreement goes into effect on November 1st, 2007 and remains in effect until terminated or amended upon mutual agreement of both parties. Either party may terminate the agreement as long as 30 days written notice is provided. Compensation will be paid during the 30 day notice period.

Karen Clark is contracted to perform various executive, accounting and administrative tasks associated with operating and managing a public company and executing the Business Plan.  Ms. Clark will have full authority provided to an officer of the corporation.  Ms. Clark is also performing the Chief Financial Officer responsibilities until additional staff is hired that can assume this area of responsibility.

Karen Clark will receive a monthly payment of $3,000. The first payment was due by November 1st, 2007 directly from the Company and an additional $7,000 monthly payment through an employee leasing agreement with HRMS. Should either party terminate this agreement, payment will be made on a pro-rata basis for the 30 days following the termination date.

Upon mutual agreement, Karen Clark may become an employee of GEL. In such a case, this agreement is null and void and will be replaced by an employment agreement. Until that time, Karen Clark is an independent contractor hired to fulfill the official duties of President and CEO of GEL. This agreement replaces any and all former agreements that exist between Karen Clark and GEL.  In January, 2009, Karen Clark became an official employee of Green Energy Live, Inc. at a monthly salary of $10,000.  There are no additional benefits in the compensation package at the present time.

 Item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of  December 31, 2008,  and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kaleidoscope, Inc., Nevada 6757 Paljay Ct. Las Vegas, NV 89103	15,000,000	39.55%

Common Stock	The Good One, Inc. 3540 West Sahara Avenue, Suite 657 Las Vegas, NV 89102	15,000,000	39.55%

Common Stock	Keith Field (Chairman)	2,000,000	5.27%

Common Stock	Bill McFarland (Board Member)	1,000,000	2.64%

Common Stock	Karen Clark (President, Chief Executive Officer, and Board Member)	200,000	0.53%

The percent of class is based on 37,929,907 shares of common stock issued and outstanding as of December 31, 2008.

Kaleidoscope Real Estate, Inc. is a founding shareholder/member of Green Energy Live, Inc. Currently it has no relationship other than incorporating the Company.

The Good One, Inc., has entered into a consulting agreement with Green Energy Live, Inc. The consulting agreement was signed on January 11, 2007 for the purpose of providing assistance with due diligence processes, capital structures, capital resources, structuring and providing alternative sources for accounts receivable, purchase order and other asset-based or cash flow financing; identify and coordinate investor relations services; guidance and assistance in available alternatives to maximize shareholder value; development of potential strategic alliances, mergers and acquisitions; and periodic preparation and distribution of research reports and other information to the investment banking community. The compensation was $20,000 a month for six months commencing March 1, 2007, and was then converted to a month to month contract and is currently ongoing at the same monthly compensation.  The expense is included with consulting fees to shareholders in the Statement of Operations in the Company’s Financial Statements.

There are no director fees for the members of the Board of Directors.  There is no other stated compensation for serving on the Board of Directors at this time.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2008 and 2007, we were invoiced approximately $25,750 and $17,500, respectively for professional services rendered for the audit of the Company’s annual statements and reviews of interim quarterly financial statements included in the Company’s Forms 10-Qs in 2008.

Audit Related Fees

Additional audit fees of approximately $6,060 and $2,500 were invoiced for professional services rendered related to SB-2 and Form 15c211 filings in 2008 and 2007 respectively.  In addition, we were invoiced $14,350 in 2008 for professional services rendered for acquisitions.  For our fiscal period ending December 31, 2007, we were not invoiced for professional services rendered for audit related fees.

Tax Fees

For our fiscal year ended December 31, 2007, we were invoiced approximately $185 for professional services.  Services performed related to research and discussions of share based compensation.  There were no tax fees invoiced from our principal accountant for the year ended December 31, 2008.

All Other Fees

The Company incurred approximately $6,650 in other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007, principally related to accounting and research.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 and 2007 were pre-approved by the entire Board of Directors.

Part IV

Item 15.      Exhibits, Financial Statement Schedules

a). Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement – not applicable

3. Exhibits Exhibit No.	Title of Document
3.1	Articles of Incorporation*
3.2	Bylaws *
14	Code of Ethics
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

Dated: March 31, 2009

By /s/ KarenE.  Clark
Karen E. Clark,
President,
Chief Executive Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen E. Clark	President,	March 31, 2009
Karen E. Clark	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Keith Michael Field	Chairman of the Board of Directors	March 31, 2009
Keith Michael Field

/s/ Bill McFarland	Director	March 31, 2009
Bill McFarland

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

WYOMING, MICHIGAN

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008 AND
THE PERIOD FROM JANUARY 17, 2007
(DATE OF INCEPTION) TO
DECEMBER 31, 2007

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements for the Year Ended December 31, 2008 and the Period From
January 17, 2007 (Date of Inception) to December 31, 2007

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ (Deficit) Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Green Energy Live, Inc.
Wyoming, Michigan

We have audited the accompanying balance sheet of Green Energy Live, Inc. (a development stage entity) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2008 and 2007, and the period from January 17, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Live, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from January 17, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson P.C.
Rehmann Robson P.C.

Grand Rapids, Michigan
March 31, 2008

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

	December 31
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$4,467	$31,916

Other assets
Equipment (net of accumulated depreciation of $10,192 in 2008 and $3,721 in 2007)	20,826	26,503
Deferred costs of developing patents	75,545	68,390
Prepaid expenses and other assets	20,757	24,359

Total assets	$121,595	$151,168

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current and total liabilities
Accounts payable	$816	$3,497
Accrued consulting fees - shareholders	330,000	-
Total Liabilities	330,816	3,497

Commitments (Note 5)

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized,
37,929,907 shares issued and outstanding (36,913,650 as of 2007)	3,793	3,691
Additional paid-in capital	1,141,865	839,945
Deficit accumulated during the development stage	(1,354,879)	(695,965)

Total stockholders' (deficit) equity	(209,221)	147,671

Total liabilities and stockholders' (deficit) equity	$121,595	$151,168

The accompanying notes are an integral part of these financial statements

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2008	PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007	CUMULATIVE PERIOD FROM JANUARY 17, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008
Revenues

Interest income	$16	$122	$138

Expenses

Consulting fees to shareholders	427,300	494,754	922,054

Professional Fees	87,809	75,850	163,659

General and administrative	143,821	119,508	263,329

Loss on disposal of asset	-	5,975	5,975

Total expenses	658,930	696,087	1,355,017

Net loss	$(658,914)	$(695,965)	$(1,354,879)

Common Shares Outstanding	37,929,907	36,915,150	37,929,907

Weighted Average Shares Outstanding	37,215,240	34,930,585	36,100,073

Basic and Fully Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

				Deficit Accumulated During the Development Stage

			Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Issuances of common stock for cash	36,423,650	$3,642	$708,060	$-	$711,702

Issuances of common stock in exchange for consulting services
	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(695,965)	(695,965)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	1,014,257	102	301,320	-	301,422

Issuances of common stock in exchange for consulting services	2,000	-	600	-	600

Net loss	-	-	-	(658,914)	(658,914)

Balances, December 31, 2008	37,929,907	$3,793	$1,141,865	$(1,354,879)	$(209,221)

The accompanying notes are an integral part of these financial statements.

 GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	Period from January 17, 2007 (date of inception) to December 31, 2007	Cumulative period from January 17, 2007 (date of inception) to December 31, 2008
Cash flows from operating activities
Net loss	$(658,914)	$(695,965)	$(1,354,879)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	6,471	3,721	10,192
Share-based payments	600	176,934	177,534
Loss on disposal of equipment	-	5,975	5,975
Change in operating assets and liabilities which provided (used) cash
Prepaid expenses and other assets	3,602	(24,359)	(20,757)
Accounts payable	2,681	3,497	816
Accrued consulting fees to shareholders	330,000	-	330,000

Net cash used in operating activities	(320,922)	(530,197)	(851,119)

Cash flows from investing activities
Purchases of equipment	(794)	(36,199)	(36,993)
Deferred costs of developing patents	(7,155)	(68,390)	(75,545)

Net cash used in investing activities	(7,949)	(104,589)	(112,538)

Cash flows from financing activities
Issuance of common stock	301,422	711,702	1,013,124
Advances on unissued stock	-	(45,000)	-
Repayments of note payable	-	--	(45,000)
Net cash provided by financing activities	301,422	666,702	968,124

Net (decrease) increase in cash and cash equivalents	(27,449)	31,916	(27,449)

Cash and cash equivalents at beginning of period	31,916	-	-

Cash and cash equivalents at end of period	$4,467	$31,916	$4,467

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert biomass wastes that are currently being landfilled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.

Development Stage Activities

The Company is currently a development stage enterprise.  All losses accumulated since the inception of business have been considered as part of the development stage activities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has been engaged in product development and pre-operational activities.  No operating revenue has been generated and the Company has incurred accumulated losses and negative operating cash flows of $1,354,879 and $851,119 respectively for the period from inception through December 31, 2008 and 2007.

Capital raised during the development stage period has been utilized to secure product patents critical to the Company’s future growth and to facilitate the creation of strategic plans that may include acquisitions in the Company’s target industry, and/or having the ability to manufacture the Company’s patented products.

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

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of December 31, 2008, the official patent authorization has not been granted.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.  Management periodically reviews these assets to determine whether carrying values have been impaired.  Depreciation expense was $6,471 and $3,721 for the periods ended December 31, 2008 and 2007, respectively.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

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

Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding as of the year end December 31, 2008 and for the period from inception to the year ended December 31, 2007 and from the period from inception through the year ended December 31, 2007.

Reclassifications

Certain amounts as reported in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non controlling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No.161) Disclosures about Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In October 2008, the FASB staff issued Staff Position No. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of January 1, 2007, in cases where a market is not active. The Company has considered the guidance provided by

FSP 157-3, which was effective on October 10, 2008, in its determination of estimated fair values as of December 31, 2008, as applicable and it had no affect on the 2008 financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

The FASB Issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities in June 2008. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The Company is considering the impact of FSP EITF 03-6-1 on its financial statements upon issuance of such share-based payments.

3.   COMMON STOCK

In April 2008, we signed an agreement with a third party to place 3,000,000 shares of our common stock for sale to that third party’s clients, of which we received a per share amount net of negotiated placement costs of $0.29 per share. These funds were used for our development and ongoing activities during 2008. Approximately 324,166 shares were issued with this agreement until it was closed in July 2008.

Once our Form 15c211 application was approved, effective September 9, 2008, and we became a fully reporting, publicly traded company, we signed a new agreement with a third party to place an additional 3,000,000 shares of our common stock for sale to that third party’s clients at an issuance price that would vary with the market bid prices.

4.   SHARE-BASED PAYMENTS

During the period ended December 31, 2007 the Company issued 520,000 shares of common stock as compensation under a consulting agreement for professional services performed in furtherance of the Company’s business objectives.  In accordance with Statement of Financial Accounting Standards (SFAS) 123(R) Share-Based Payments and SEC Staff Accounting Bulletin No. 107 (SAB 107) the issued shares have been recorded at fair value ($176,882) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

5.   RELATED PARTY TRANSACTIONS AND COMMITMENTS

Shareholder Contracts

The Company has entered into various agreements with its shareholders to provide services. Fees for these services are included in the statement of operations in the consulting fees to shareholders.  The terms of the agreements are described below.

The Company entered into an agreement on January 18, 2007, with a  shareholder to provide consulting services at a rate of $20,000 per month.  The terms of the agreement are month to month.   The fees for services for 2008 and 2007 were $240,000 and $220,000, respectively. Amounts payable related to this contract were $200,000 as of  December 31, 2008.  No amounts were payable under this contract as of December 31, 2007.

The  Company entered in an agreement with the President of the company effective January 17, 2007, to provide consulting services at  rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the company and perform related services for $5,000 per month.  Both contracts terms are month to month.  The fees for both services for 2008 and 2007 were $120,000 and $56,000, respectively.  Amounts payable related to this contract were $70,000 as of December 31, 2008.  No amounts were payable under the contract as of December 31, 2007.

 GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO FINANCIAL STATEMENTS

In addition, the Company has an agreement with the Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $5,000 per month. The terms of the agreement are month to month. The fees for services for 2008 and 2007 were $60,000 and $50,000, respectively. Amounts payable related to these contracts were $50,000 as of December 31, 2008. No amounts were payable under this contract as of December 31, 2007.

Service Contracts to Non-Shareholders

The Company has entered into an agreement effective July 2, 2007, with a consultant to provide business acquisition prospecting on behalf of the Company for $500 per week, plus reimbursement of certain other costs  incurred in the prospecting.   The terms of the agreement were month to month and the contract was replaced effective October 2007 by the contract discussed below.   The fees for services for 2007 were $9,328. Fees for these services are included in the statement of operations in the general and administrative expenses.

The Company has entered into an agreement with an employee leasing company to provide administration for contract payments and other certain administrative and prospecting services on behalf of the Company, effective October 2007, with fees ranging from $19,000 to $20,000 per month.  The fees paid under the contract include amounts which are then remitted to the shareholders under the agreements described in the preceding section.  The prospecting portion of the services fees paid in 2008 totaled $70,000 with no payables for this portion as of December 31, 2008.  The prospecting portion of the services fees paid are not performed by or paid to shareholders of record.  In 2008, the administration services, provided by shareholders and paid through this employee leasing company contracts as discussed above, totaled $144,000.  Of this $144,000 billed in 2008, there remained a payable of $120,000 unpaid compensation to shareholders. Along with this unpaid compensation to shareholders, there is an additional $10,000 in payables related to the compensation which covers employer taxes and insurance expenses.  There were no payables in 2007 for any portion of this employee leasing contract.

6.   SUPPLEMENTAL CASH FLOWS INFORMATION

The Company redeemed 30,000 shares of common stock during the period ended December 31, 2007, in exchange for the issuance of a note payable in the amount of $45,000.  The last installment payment on the note was paid November 20, 2007.