Form 10-Q
period 2009-03-31
Green Energy Live Inc
filed 2009-05-15
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for each shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009: 38,504,130 shares of common stock.

GREEN ENERGY LIVE, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

ITEM 1.  Interim Financial Information (Unaudited)

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS (UNAUDITED)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,788	$4,467

Other assets
Equipment (net of accumulated depreciation of $11,665 and $10,192, respectively)	19,548	20,826
Deferred costs of developing patents	76,295	75,545
Prepaid expenses and other assets	14,757	20,757

Total assets	$113,388	$121,595

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities
Accounts payable	$39,512	$816
Accrued consulting fees – shareholders	390,000	330,000
Total liabilities (all current)	429,512	330,816

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized,
38,205,938 shares issued and outstanding (37,929,907 in 2008)	3,821	3,793
Additional paid-in capital	1,207,030	1,141,865
Deficit accumulated during the development stage	(1,526,975)	(1,354,879)

Total stockholders' deficit	(316,124)	(209,221)

Total liabilities and stockholders' deficit	$113,388	$121,595

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative for the period from
			January 17, 2007 (date of
	Three months ended		inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Revenues
Interest income	$-	$16	$138

Expenses
Consulting fees to shareholders	78,000	105,000	1,000,054
Professional fees	23,146	35,290	186,805
Compensation	38,518		38,518
General and administrative	32,219	25,935	295,548
Loss on disposal of asset	213	-	6,188

Total expenses	172,096	166,225	1,527,113

Net loss	$(172,096)	$(166,209)	$(1,526,975)

Shares outstanding	38,205,938	36,915,150	38,205,938

Weighted average shares outstanding	38,043,021	36,914,936	36,317,297

Weighted average loss per share	$(0.00)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

				Deficit Accumulated During the Development Stage

			Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Issuances of common stock for cash	36,423,650	$3,642	$708,060	$-	$711,702

Issuances of common stock in exchange for consulting services
	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000)	(3)	(44,997))	-	(45,000)

Net loss	-	-	-	(695,965)	(695,965)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	1,014,257	102	301,320	-	301,422

Issuances of common stock in exchange for consulting services	2,000	-	600	-	600

Net loss	-	-	-	(658,914)	(658,914)

Balances, December 31, 2008	37,929,907	3,793	1,141,865	(1,354,879)	(209,221)

Issuances of common stock for cash	274,031	28	64,565	-	64,593

Issuances of common stock in exchange for consulting services	2,000	-	600	-	600

Net loss	-	-	-	(172,096)	(172,096)

Balances, March 31, 2009	38,205.938	$3,821	$1,207,030	$(1,526,975)	$(316,124)

The accompanying notes are an integral part of these interim financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Cumulative for the period from January 17, 2007 (date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities
Net loss	$(172,096)	$(166,209)	$(1,526,975)
Adjustments to reconcile net loss to net
cash used in operating activities
Share-based payments	600	-	178,134
Depreciation	1,657	1,590	11,849
Loss on disposal of equipment	213	-	6,188
Change in operating assets and liabilities which provided (used) cash
Prepaid expenses and other assets	6,000	10,087	(14,757)
Accounts payable	38,696	73,621	39,512
Accrued consulting fees to shareholders	60,000	50,000	390,000

Net cash used in operating activities	(64,930)	(30,911)	(916,049)

Cash flows from investing activities
Purchases of equipment	(592)	-	(37,585)
Deferred costs of developing patents	(750)	-	(76,295)

Net cash used in investing activities	(1,342)	-	(113,880)

Cash flows from financing activities
Issuance of common stock	64,593	423	1,077,717
Repayments of note payable	-	-	(45,000)

Net cash provided by financing activities	64,593	423	1,032,717

Net (decrease) increase in cash and cash equivalents	(1,679)	(30,488)	2,788
Cash and cash equivalents at beginning of period	4.467	31,916	-

Cash and cash equivalents at end of period	$2,788	$1,428	$2,788

The accompanying notes are an integral part of these interim financial statements.

 GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being land-filled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.  Effective September 10, 2008, the Company received its trading symbol, GELV and is quoted on both the Pink Sheets and the OTCBB (Over the Counter Bulletin Boards).

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2008.  Certain items in the statements of operations have been reclassified to be consistent with the presentation of the period ended March 31, 2009.  The reclassifications have no effect on previously reported operations or stockholder equity.

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

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,526,975.  The Company's working capital has been generated through the sales of common stock. Management has provided cumulative financial data since January 17, 2007, "Inception", in the financial statements, as a means to allow readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued Accounting Standards

On April 1, 2009 the FASB staff issued Staff Position No. FSP 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141R-1 is expected to impact accounting by the Company for any future business combinations.

Effect of Newly Issued, but not yet Effective Accounting Standards

On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2 Recognition and Presentation of Other-Than-Temporary Impairments. The objective of another-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

2.     COMMON STOCK

On September 11, 2008, the Company placed 3,000,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.   As of March 31, 2009, no unsold shares remain with this third party agent.  These shares were only available to non United States Citizens and persons not residing in the U.S. or in U.S. territories.

3.     SHARE-BASED PAYMENTS

During the period from January 17, 2007 (date of inception) through March 31, 2009, the Company issued 524,000 shares of common stock as compensation under consulting agreements for professional services performed in furtherance of the Company’s business objectives.  In accordance with Statement of Financial Accounting Standards (SFAS) 123(R) Share-Based Payments and SEC Staff Accounting Bulletin No. 107 (SAB 107) the issued shares have been recorded at fair value ($178,134) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

  4.       RELATED PARTY TRANSACTIONS AND COMMITMENTS

Stockholder Contracts

The Company has entered into various agreements with certain stockholders to provide services. Fees for these services are included in the statement of operations in the consulting fees to stockholders.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month.  The terms of the agreement are month to month.   The fees for such services for the three months ended March 31, 2009 and 2008, were $60,000 for each period. Amounts payable related to this contract were $260,000 and $200,000 as of March 31, 2009 and December 31, 2008, respectively.

The Company entered in an agreement with the President of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms are month to month.  The fees for both services for 2008 were $300,000.  Amounts payable related to this contract were $70,000 as of December 31, 2008.  On January 1, 2009, this agreement was replaced with an employee contract of $10,000 per month in salary compensation, with no stated extra benefits at this time.  Compensation expense payable as of March 31, 2009 was $10,000.  The compensation expense incurred for the three month period that ended March 31, 2009 was $30,000.

In addition, the Company has an agreement with the Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $5,000 per month. The terms of the agreement are month to month. The fees for such services for the three months ended March 31, 2009 and 2008, were $15,000 for each period. Amounts payable related to these contracts were $60,000 and $50,000 as of March 31, 2009 and December 31, 2008, respectively.

Service Contracts with Non-Stockholders

The Company has entered into an agreement with an employee leasing company to provide administration for contract payments and other certain administrative and prospecting services on behalf of the Company, effective October 2007, with fees ranging from $19,000 to $20,000 per month.  The fees paid under the contract include amounts which are then remitted to the stockholders under the agreements described in the preceding section.  The prospecting portion of the services fees paid for each of the three months period ended March 31, 2009 and 2008 was $18,000.  There were no payables for this prospecting services fee as of March 31, 2009 and December 31, 2008.  The prospecting portion of the services fees paid are not performed by, or paid to stockholders of record.  For the three month period ended March 31, 2008, the administration services, provided by stockholders and paid through this employee leasing company contracts as discussed above, totaled $39,000.  Related to these contracts in 2008, there remained a payable of $120,000 of unpaid compensation to stockholders as March 31, 2009 and December 31, 2008.  Along with this unpaid compensation to stockholders, there is an additional $10,000 in payables related to the compensation which covers employer taxes and insurance expenses as of December 31, 2008.

* * * * *

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  Without limitation, the words “believe”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements regarding our intent, belief, and current expectation.  These statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified.  Consequently, actual results could differ materially from the expected or implied by such forward-looking statements.  These forward-looking statements represent our judgment as of the date of the report.  We disclaim, however, any intent or obligation to update any forward-looking statements.

We are a development stage enterprise. We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Now that our company has completed the requirements to be a publicly traded company, we are moving to the next step of the Company’s development, which is to acquire profitable companies that will leverage the technology that we have developed in the green energy field.  We have access to a proprietary prospecting system that reviews dozens of companies on a monthly basis and we have signed Letters of Intent to acquire two companies that will help us get our “biomass to green energy” system developed and in place.  These selected, profitable companies have been in business over 19 and 3 years respectively.  We plan to complete the due diligence phase of these acquisitions in the first half of 2009, having already been in the review process during the first quarter of 2009.  Currently, funding has been provided through sale of restricted regulation S common stock. This funding will continue and additional sources will be added once our acquisition is finalized.  Please revisit our earlier filings for more information.

Plan of Operations

On September 10, 2008, upon approval of our Form 15c211 application, we became a fully reporting, publicly traded company.  On September 11, 2008, the Company placed 3,000,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.   As of March 31, 2009, no unsold shares remain with this third party agent.  These shares were only available to non United States Citizens and persons not residing in the U.S. or in U.S. territories.

We intend to hire qualified individuals to fill the role of Chief of Technology and the role of Chief Financial Officer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  In late 2009, we expect to develop our prototype facility with trusted partners, which we anticipate will cost up to $5,000,000.  We expect to use $1,000,000 to develop the current patents that we have pending.  The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter, commencing the second half of 2009. This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

By the fourth quarter of 2009, we expect to be developing business units to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  We plan to acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

Our strategy for acquiring existing entities is to give our Company the revenue earned in the acquired entity and capital volume to be listed on the exchanges, as well as to maximize shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  In 2009, we are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As stated earlier in this report, we have two companies under a Letter of Intent agreement that are in the due diligence phase of this acquisition process.  We continue our proprietary prospecting system to seek other companies that are a good fit for our business plan.  Please revisit our earlier filings for more information.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  Currently, the ethanol market is a very high cost entry market.  We are exploring ways to produce ethanol with non-food bio resources at a much smaller scale than currently being done.  One of our pending patent applications addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.  However, with the volatile crude oil market swings of 2008, the Company is postponing any entry into the ethanol production for 2009, until the market conditions for Ethanol stabilize.

Bio-Waste Plan

Green Energy Live, Inc. seeks to develop new technologies and along with America’s farmers and livestock businesses, expects to be working together to provide “Green Energy” for our future today.  This market is currently underserved in the Green Energy industry, thus there are very few competitors in this arena.  The Company has searched widely for an acquisition target company in this market and has been unable to locate any competitors that have done more than a one time installation.  Green Energy Live has targeted this part of the Green Energy industry to concentrate our resources in 2009 because of the apparent lack of competition.

With the lower cost to produce facilities that use biomass waste, as well as the lack of competitors in this market, Green Energy Live expects to have the ability to move in this market and make a good market penetration to capture a large market share.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste product, is one part of the bio-fuels innovations, but there are other important aspects regarding this diversity that create opportunities. By using otherwise waste and by-products in this manner we do not upset the ‘balance’ of the agricultural panoply. Animals raised and plants grown that are already designated for human consumption are not in excess of current needs. However, when it comes to growing crops for biomass fuels for specific use, which unlike fossil fuels are not already there on tap, agricultural planners and environmentalists need to take care that this particular form of supply for modern energy production does not cause us unwanted problems.  In 2008, the price of corn increased significantly because of ethanol production.  This in turn, affected the price of food in the United States, as well as in other countries.  This is not a sustainable business model, thus Green Energy Live is turning to the use of animal waste for the biomass fuel source.  Not only does this animal waste need to be handled to prevent it from contaminating the watersheds, but it represents a cost to the animal farmers, ranchers and feed lot owners that affects their profits.  Using this animal waste to create energy, instead, turns a cost to the operator into a potential profit center if enough energy can be created to send out to the grid.  At the very least, this animal waste can be used to reduce their demand and cost for utilities, thus reducing the overhead of their operations in two ways, eliminating the cost to haul the animal waste off the land and reducing their demand for outside electricity from the grid.  There are very few companies offering solutions in this market segment and Green Energy Live, Inc. has determined that this is the best entry point for a new company with limited resources.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in our 2008 Annual Report. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, deferred costs of developing patents and the effects of liquidity on the development stage aspect of the Company. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Going Concern

The Company's condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications of liabilities, or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,526,975.  The Company's working capital has been generated through the sales of common stock. Management has provided cumulative financial data since January 17, 2007, "Inception", in the financial statements, as a means to allow readers of the Company's financial information to make informed investment decisions.

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

Deferred Costs of Developing Patents

The Company has three patents pending final federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of March 31, 2009, the official patent authorization had not been granted.

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

Loss Per Common Share

Basic loss per share represents losses absorbed by common stockholders divided by the weighted average number of common shares outstanding during each reporting period.

	Three months ended March 31,		(Cumulative) January 17, 2007 (date of inception), to
	2009	2008	March 31, 2009
Net loss	$(172,096)	$(166,209)	$(1,526,975)

Shares Outstanding	38.205,938	36,915,150	38,205,938

Weighted Average Shares Outstanding	38,043,021	36,914,936	36,317,297

Weighted Average Loss Per Share	$(0.00)	$(0.00)	$(0.04)

Recent Accounting Pronouncements

On April 1, 2009 the FASB staff issued Staff Position No. FSP 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141R-1 is expected to impact accounting by the Company for any future business combinations.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2 Recognition and Presentation of Other-Than-Temporary Impairments. The objective of another-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will be required to implement this standard for the quarter ending June 30, 2009 but does not expect it to impact the condensed financial statements.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three months covered by this report or from the end of the reporting period to the date of this form 10-Q.

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits

              31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

              32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)         Reports of Form 8-K

             On January 9, 2009, the Company filed a Form 8K with the SEC for a binding Letter of Intent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC

Date: May 15, 2009	By:	/s/ Karen E. Clark
Karen E. Clark,
President, Chief Executive Officer, Principal Accounting Officer