Form 10-Q
period 2009-06-30
Green Energy Live Inc
filed 2009-08-14
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

GREEN ENERGY LIVE,  INC.
(Exact name of registrant as specified in Charter)

Nevada	333-148661	33-1155965
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1740 44th Street, Suite 5-230
Wyoming, MI  49519-6443
(Address of Principal Executive Offices)
_______________

(866) 460-7336
(Registrants Telephone number, including area code)

_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for each shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock was 41,803,153 shares of common stock, as of August 14, 2009.

GREEN ENERGY LIVE, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Item 1. Interim Condensed Financial Information

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$2,040	$4,467

Other assets
Equipment (net of accumulated depreciation of $13,350 and $10,139 respectively )	17,863	20,826
Deferred costs of developing patents	80,530	75,545
Prepaid expenses and other assets	14,757	20,757

Total assets	$115,190	$121,595

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities
Accounts payable	$91,424	$816
Accrued consulting fees – shareholders	390,000	330,000
Accrued payroll	41,440	-
Total liabilities (all current)	522,864	330,816

Stockholders' (Deficit)
Common stock, $0.0001 par value; 100,000,000 shares authorized,	`
40,641,609 shares issued and outstanding (37,929,907 as of 2008)	4,064	3,793
Additional paid-in capital	1,321,609	1,141,865
Deficit accumulated during the development stage	(1,733,347)	(1,354,879)

Total stockholders' deficit	(407,674)	(209,221)

Total liabilities and stockholders' deficit	$115,190	$121,595

The accompanying notes are an integral part of these interim condensed financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30		Cumulative for the period from January 17, 2007
	2009	2008	2009	2008	(date of inception) to June 30, 2009
Revenues
Interest income	$-	$-	$-	$16	$138

Expenses
Consulting fees to shareholders	72,000	105,000	150,000	210,000	1,072,054
Professional Fees	49,722	14,916	72,869	50,206	236,527
Compensation and benefits	35,322	-	73,835	-	73,835
General and administrative	49,333	32,296	81,551	58,231	344,881
Loss on disposal of asset	-	-	213	-	6,188

Total expenses	206,377	152,212	378,468	318,437	1,733,485

Net loss	$(206,377)	$(152,212)	$(378,468)	$(318,421)	$(1,733,347)

Shares outstanding	40,641,609	37,206,816	40,641,609	37,206,816	40,641,609

Weighted average shares outstanding	38,795,134	37,032,855	38,422,680	36,772,495	36,569,260

Weighted average loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.05)

The accompanying notes are an integral part of these interim condensed financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
	Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Issuances of common stock for cash	$36,423,650	$3,642	$708,060	$-	$711,702

Issuances of common stock in
exchange for consulting services	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000)	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(695,965)	(695,965)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	1,014,257	102	301,320	-	301,422

Issuances of common stock in
exchange for consulting services	2,000	-	600	-	600

Net loss	-	-	-	(658,914)	(658,914)

Balances, December 31, 2008	37,929,907	3,793	1,141,865	(1,354,879)	(209,221)

Issuances of common stock for cash	737,056	74	99,341	-	99,415

Issuances of common stock in
exchange for consulting services	1,974,646	197	80,403	-	80,600

Net loss	-	-	-	(378,468)	(378,468)

Balances, June 30, 2009	40,641,609	$4,064	$1,321,609	$(1,733,347)	$(407,674)

The accompanying notes are an integral part of these interim condensed financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative for the Period From January 17, 2007 (Date of Inception) To June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(378,468)	$(318,421)	$(1,733,347)
Adjustments to reconcile net loss to net
cash used in operating activities
Share-based payments	80,600		258,134
Depreciation	3,343	3,205	13,534
Loss on disposal of equipment	213		6,188
Change in operating assets and liabilities which provided (used) cash
Prepaid expenses and other assets	6,000	10,088	(14,757)
Accounts payable and other liabilities	132,048	12,238	132,864
Accrued consulting fees to shareholders	60,000	182,000	390,000

Net cash used in operating activities	(96,264)	(110,890)	(947,384)

Cash flows from investing activities
Purchase of equipment	(593)		(37,585)
Deferred costs of developing patents	(4,985)	(5,205)	(80,530)

Net cash used in investing activities	(5,578)	(5,205)	(118,115)

Cash flows from financing activities
Issuances of common stock	99,415	85,115	1,112,539
Repayments of note payable	-	-	(45,000)

Net cash provided by financing activities	99,415	85,115	1,067,539

Net (decrease) increase in cash and cash equivalents	(2,427)	(30,980)	2,040
Cash and cash equivalents at beginning of period	4,467	31,916	-

Cash and cash equivalents at end of period	$2,040	$936	$2,040

The accompanying notes are an integral part of these interim condensed financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being land-filled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.  Effective September 10, 2008, the Company received its trading symbol, GELV, and is quoted on both the Pink Sheets and the OTCBB (Over the Counter Bulletin Boards).

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2008.  Certain items in the statements of operations have been reclassified to be consistent with the presentation of the period ended June 30, 2009.  The reclassifications have no effect on previously reported operations or stockholder equity.

In preparing these interim condensed financial statements, we have evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end the most recent quarterly period, through August 14, 2009, the issuance date of these financial statements.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,733,347.  The Company's working capital has been generated through the sales of common stock. Management has provided cumulative financial data since January 17, 2007, "Inception", in the financial statements, as a means to allow readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued, but not yet Effective Accounting Standards

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

On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Company adopted statement for the quarterly reporting period ended June 30, 2009.  The adoption of this standard did not have a material impact on the company’s financial statements.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2 Recognition and Presentation of Other-Than-Temporary Impairments. The objective of another-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted statement for the quarterly reporting period ended June 30, 2009.  The adoption of this standard did not have a material impact on the company’s financial statements.

On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted statement for the quarterly reporting period ended June 30, 2009.  The adoption of this standard did not have a material impact on the company’s financial statements.

In May 2009 FASB issued FASB No. 165 Subsequent Events. The objective is to establish general standards for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  This standard has been adopted for the period ended June 30, 2009, and did not have a material impact on the interim condensed financial statements.

Effect of Newly Issued, but not yet Effective Accounting Standards

In June 2009 FASB issued FASB No. 166 Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB No. 166 addresses (1) practices that have developed since the issuance of FASB Statement No. 140, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

In June 2009 the FASB issued FASB No. 167 Amendments to FASB Interpretation No. 46(R). The objective is to improve financial reporting by enterprises involved with variable interest entities. This addresses; (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and the adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009 the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. This standard will be adopted for the quarter ended September 30, 2009 and the disclosures will modified consistent with the codification.

2.     COMMON STOCK

On September 11, 2008, the Company placed 3,000,000 shares of common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.   As of June 30, 2009, no unsold shares remain with this third party agent.  These shares were available only to non United States Citizens and persons not residing in the U.S. or in U.S. territories.

3.     SHARE-BASED PAYMENTS

During the period from January 17, 2007 (date of inception) through June 30, 2009, the Company issued 2,496,646 shares of common stock as compensation under consulting agreements for professional services performed in furtherance of the Company’s business objectives.  In accordance with Statement of Financial Accounting Standards (SFAS) 123(R) Share-Based Payments and SEC Staff Accounting Bulletin No. 107 (SAB 107) the issued shares have been recorded at fair value ($258,134) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

  4.       RELATED PARTY TRANSACTIONS AND COMMITMENTS

Stockholder Contracts

The Company has entered into various agreements with certain stockholders to provide services. Fees for these services are included in the statement of operations in the consulting fees to stockholders.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month.  The terms of the agreement are month to month.   The fees for such services for the three months ended June 30, 2009 and 2008, were $60,000 for each period and were $120,000 for each of the six month periods ended

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

June 2009 and 2008. Amounts payable related to this contract were $240,000 and $200,000 as of June 30, 2009 and December 31, 2008, respectively.

The Company entered in an agreement with the President of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms are month to month.  The fees for both services for the year ended 2008 were $300,000.  Amounts payable related to this contract were $70,000 as of December 31, 2008.  On January 1, 2009, this agreement was replaced with an employee contract of $10,000 per month in salary compensation, with no stated extra benefits at this time.   The compensation expense incurred for the three and six month periods ended June 30, 2009 were $30,000 and $60,000 respectively.

In addition, the Company has an agreement with the former Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $5,000 per month. The terms of the agreement are month to month. The fees for such services for the three months ended June 30, 2009 and 2008, were $15,000 for each period and were $30,000 for each of the six month periods ended June 30, 2009 and 2008. Amounts payable related to these contracts were $30,000 and $50,000 as of June 30, 2009 and December 31, 2008, respectively.

Service Contracts with Non-Stockholders

The Company has entered into an agreement with an employee leasing company to provide administration for contract payments and other certain administrative and prospecting services on behalf of the Company, effective October 2007, with fees ranging from $19,000 to $20,000 per month.  The fees paid under the contract include amounts which are then remitted to the stockholders under the agreements described in the preceding section.  The prospecting portion of the services fees paid for each of the three months period ended June 30 2009 and 2008 were $18,000 and $36,000 for each of the six month periods ended June 30, 2009 and 2008.  There are payables for this prospecting service fee as of June 30, 2009 in the amount of $15,000.  The prospecting portion of the services fees paid are not performed by, or paid to stockholders of record.  For the three month period ended June 30, 2008, the administration services, provided by stockholders and paid through these employee leasing company contracts as discussed above, totaled $390,000.  Related to these contracts in 2008, there remained a payable of $120,000 of unpaid compensation to stockholders as of June 30, 2009 and December 31, 2008.  Along with this unpaid compensation to stockholders, there is an additional $10,000 in payables related to the compensation which covers employer taxes and insurance expenses as of December 31, 2008.

5.         SUBSEQUENT EVENT

Significant Developments Since June 30, 2009

On July 22, 2009, a final agreement was reached with Comanche Livestock Exchange, LLC to become a wholly owned subsidiary of Green Energy Live, Inc.  This agreement includes a purchase price of $1,000,000, of which $850,000 is for real property and operations and $150,000 for Good Will.  The payment terms include the issuance of 500,000 shares in lieu of a $50,000 down payment to close the deal.  In addition to this down payment, Green Energy Live, Inc. will pay an additional $450,000 in cash within 60 days from the date of the definitive agreement, $250,000 within 12 months of the Closing Date, and then the balance of $250,000 within 24 months of the Closing Date.

On August 12, 2009 a 15 to 1 stock dividend was announced for all shareholders on record as of July 25, 2009.  This dividend has been issued as a book entry with the Transfer Agent, Transfer Online on August 13, 2009.  The Shareholders are being notified of their option to receive a share certificate in lieu of book entry.

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

We are a development stage enterprise. We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Now that we have completed the requirements to be a publicly traded company, we are moving to the next step of the Company’s development, which is to acquire profitable companies that will leverage the technology that we have developed in the green energy field.  We have access to a proprietary prospecting system that reviews dozens of companies on a monthly basis and we have signed Letters of Intent to acquire two companies that will help us get our “biomass to green energy” system developed and in place.  These selected, profitable companies have been in business over 19 and 60 years respectively.  We plan to complete the company’s first acquisition by the end of 2009.  Currently, funding has been provided through sale of restricted regulation S common stock. This funding will continue and additional sources will be added once our acquisition is finalized.  Please revisit our earlier filings for more information.

Plan of Operations

On September 10, 2008, upon approval of our Form 15c211 application, we became a fully reporting, publicly traded company.  On September 11, 2008, we placed 3,000,000 shares of our common stock with a third-party placement agent for sale to that entity’s clients at an issuance price of $1.50 per share, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.   As of June 30, 2009, no unsold shares remain with this third party agent.  These shares were available only to non United States Citizens and persons not residing in the U.S. or in U.S. territories.

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

Our strategy for acquiring existing businesses is to give our Company the revenue earned in the acquired entity and capital volume to be listed on the exchanges, as well as to maximize shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  In 2009, we are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As stated earlier in this report, we have two companies under a Letter of Intent agreement that are in the due diligence phase of this acquisition process.  The financial audit of one of the acquisitions was underway in the quarter ending June 30, 2009.  A decision about completing the second Letter of Intent acquisition will be made during the third quarter of 2009.  We continue our proprietary prospecting system to seek other companies that are a good fit for our business plan.  Please revisit our earlier filings for more information.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  Currently, the ethanol market is a very high cost entry market.  We are exploring ways to produce ethanol with non-food bio resources at a much smaller scale than currently being done.  One of our pending patent applications addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.  This patent was approved on July 14, 2009.  However, with the volatile crude oil market swings of 2008, the Company is postponing any entry into the ethanol production for 2009 until the market conditions for ethanol stabilize.

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

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste product, is one part of the bio-fuels innovations, but there are other important aspects regarding this diversity that create opportunities. By using otherwise waste and by-products in this manner we do not upset the ‘balance’ of the agricultural panoply. Animals raised and plants grown that are already designated for human consumption are not in excess of current needs. However, when it comes to growing crops for biomass fuels for specific use, which unlike fossil fuels are not already there on tap, agricultural planners and environmentalists need to take care that this particular form of supply for modern energy production does not cause us unwanted problems.  In 2008, the price of corn increased significantly because of ethanol production.  This in turn, affected the price of food in the United States, as well as in other countries.  This is not a sustainable business model, thus Green Energy Live is turning to the use of animal waste for the biomass fuel source.  Not only does this animal waste need to be handled to prevent it from contaminating the watersheds, but it represents a cost to the animal farmers, ranchers and feed lot owners that affects their profits.  Using this animal waste to create energy, instead, turns a cost to the operator into a potential profit center if enough energy can be created to send out to the grid.  At the very least, this animal waste produced in these operations can be used to reduce the demand and cost for utilities, thus reducing the overhead of operations in two ways, eliminating the cost to haul the animal waste off the land and reducing the demand for outside electricity from the grid.  There are very few companies offering solutions in this market segment and Green Energy Live, Inc. has determined that this is the best entry point for a new company with limited resources.

Significant Developments Since June 30, 2009

On July 22, 2009, a final agreement was reached with Comanche Livestock Exchange, LLC to become a wholly owned subsidiary of Green Energy Live, Inc.  This agreement includes a purchase price of $1,000,000, of which $850,000 is for real property and operations and $150,000 for Good Will.  The payment terms include the issuance of 500,000 shares in lieu of a $50,000 down payment to close the deal.  In addition to this down payment, Green Energy Live, Inc. will pay an additional $450,000 in cash within 60 days from the date of the definitive agreement, $250,000 within 12 months of the Closing Date, and then the balance of $250,000 within 24 months of the Closing Date.

On August 12, 2009 a 15 to 1 stock dividend was announced for all shareholders on record as of July 25, 2009.  This dividend has been issued as a book entry with the Transfer Agent, Transfer Online on August 13, 2009.  The Shareholders are being notified of their option to receive a share certificate in lieu of book entry.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.  Management has defined inception as January 17, 2007. Since inception, the Company has incurred an operating loss of $1,733,347.   The Company's working capital has been generated through the sales of common stock. Management has provided cumulative financial data since January 17, 2007, "Inception", in the financial statements, as a means to allow readers of the Company's financial information to make informed investment decisions.

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

Accounting Period

The Company has adopted a calendar year reporting period.  These interim financial statements are prepared consistent with the Company’s current development stage status.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks and cash on hand.  In the normal course of business, the Company may maintain  financial institution deposits that periodically exceed federally insured limits.  Management does not consider uninsured cash to be a significant risk.

Deferred Costs of Developing Patents

The Company has submitted three patents for federal regulatory approval. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their regulatory life if and when patent protection is granted by the United States Patent office.  As of June 30, 2009, the official patent authorization had not been granted for any of the patents submitted.  However, on July 14, 2009, Patent No. US 7,559,537B1 (Direct Steam Injection Heater With Integrated Reactor and Boiler) was approved

Equipment and Depreciation

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

Recent Accounting Pronouncements

In May 2009 FASB issued FASB No. 165 Subsequent Events. The objective is to establish general standards for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard has been adopted for the period ended June 30, 2009 and did not have a material impact on the interim condensed financial statements.

In June 2009 FASB issued FASB No. 166 Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB No. 166 addresses (1) practices that have developed since the issuance of FASB Statement No. 140, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

In June 2009 the FASB issued FASB No. 167 Amendments to FASB Interpretation No. 46(R). The objective is to improve financial reporting by enterprises involved with variable interest entities. This addresses; (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and the adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009 the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. This standard will be adopted for the quarter ended September 30, 2009 and the disclosures will modified consistent with the codification.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three and six month periods covered by this report or from the end of the reporting period to the date of this form 10-Q.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports of Form 8-K

On May 6, 2009, the Company filed a Form 8K with the SEC for Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC

Date: August 14, 2009	By:	/s/ Karen E. Clark
Karen E. Clark,
President, Chief Executive Officer, Principal Accounting Officer

15