Form 10-K/A
period 2008-12-31
Green Energy Live Inc
filed 2009-09-04
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K
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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated flier, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

Dated: September 3, 2009

By /s/ KarenE.  Clark
Karen E. Clark,
President,
Chief Executive Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen E. Clark	President,	September 3, 2009
Karen E. Clark	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Keith Michael Field	Chairman of the Board of Directors	September 3, 2009
Keith Michael Field

/s/ Bill McFarland	Director	September 3, 2009
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

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

				Deficit Accumulated During the Development Stage

			Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Issuances of common stock for cash	36,423,650	$3,642	$708,060	$-	$711,702

Issuances of common stock in exchange for consulting services
	520,000	52	176,882	-	176,934

Redemption of common stock	(30,000	(3)	(44,997)	-	(45,000)

Net loss	-	-	-	(695,965)	(695,965)

Balances, December 31, 2007	36,913,650	3,691	839,945	(695,965)	147,671

Issuances of common stock for cash	1,014,257	102	301,320	-	301,422

Issuances of common stock in exchange for consulting services	2,000	-	600	-	600

Net loss	-	-	-	(658,914)	(658,914)

Balances, December 31, 2008	37,929,907	$3,793	$1,141,865	$(1,354,879)	$(209,221)

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