Form 10-Q/A
period 2009-03-31
Green Energy Live Inc
filed 2009-09-04
CIK 1422341

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

GREEN ENERGY LIVE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative for the period from
			January 17, 2007 (date of
	Three months ended		inception) to
	March 31, 2009	March 31,2008	March 31, 2009
Revenues
Interest income	$-	$16	$138

Expenses
Consulting fees to shareholders	78,000	105,000	1,000,054
Professional fees	23,146	35,290	186,805
Compensation	38,518		38,518
General and administrative	32,219	25,935	295,548
Loss on disposal of asset	213	-	6,188

Total expenses	172,096	166,225	1,527,113

Net loss	$(172,096)	$(166,209)	$(1,526,975)

Shares outstanding	38,205,938	36,915,150	38,205,938

Weighted average shares outstanding	38,043,021	36,914,936	36,317,297

Weighted average loss per share	$(0.00)	$(0.00)	$(0.04)

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