Form 10-Q
period 2009-09-30
Green Energy Live Inc
filed 2009-11-24
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(866) 460-7336
(Registrants Telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock was 628,637,675 shares of common stock, as of November 16, 2009. There are 306 known shareholders on record.

GREEN ENERGY LIVE, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE

PART I. INTERIM FINANCIAL INFORMATION
Item 1.  Interim Consolidated Financial Statements

GREEN ENERGY LIVE, INC.
______________________________
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$2,323	$4,467
Other receivable - related party	79,878	-
Total current assets	82,201	4,467

PROPERTY AND EQUIPMENT, net of accumulated depreciation	859,470	20,826

OTHER ASSETS
Deferred costs of developing patents	80,530	75,545
Prepaid expenses and other assets	16,798	20,757
Goodwill	101,588	-

TOTAL ASSETS	$1,140,587	$121,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$372,766	$816
Accrued consulting fees - related parties	375,000	330,000
Long-term debt - current portion	18,271	-
Acquisition note payable to related party - current portion	354,623	-
Loan payable - related party	3,067	-

Total current liabilities	1,123,727	330,816

ACQUISITION NOTE PAYABLE - RELATED PARTY	228,500	-

LONG-TERM DEBT	309,867	-

Total liabilities	1,662,094	330,816

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; 1,500,000,000 shares
authorized, 628,237,675 and 568,948,605 shares issued and
outstanding, respectively	62,823	56,895
Additional paid-in capital	1,399,869	1,088,763
Accumulated deficit	(1,984,199)	(1,354,879)

Total stockholders' deficit	(521,507)	(209,221)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,140,587	$121,595

The accompanying notes are an integral part of these interim consolidated financial statements.

GREEN ENERGY LIVE, INC.
_______________________
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$158,811	$-	$158,811	$-

COST OF REVENUES	74,265	-	74,265	-

GROSS PROFIT	84,546	-	84,546	-

OPERATING EXPENSES
General and administrative	135,399	32,446	216,930	66,227
Consulting fees to shareholders	60,000	69,000	180,000	207,000
Contracted services to related parties	15,000	36,000	45,000	132,000
Professional fees	50,208	14,030	123,076	64,686
Depreciation	19,330	-	19,330	-
Compensation	40,690	-	114,525	-
Total operating expenses	320,627	151,476	698,861	469,913

Operating Loss	(236,081)	(151,476)	(614,315)	(469,913)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	16
Interest (expense)	(14,792)	-	(14,792)	-
Loss on disposal of asset	-	-	(213)	-
Total other income (expense)	(14,792)	-	(15,005)	16

NET LOSS	$(250,873)	$(151,476)	$(629,320)	$(469,897)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING *	623,772,482	559,086,016	592,324,708	556,118,295

* Retroactively adjusted for 1-to-15 forward stock split.

The accompanying notes are an integral part of these interim consolidated financial statements.

GREEN ENERGY LIVE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2008	568,948,605	$56,895	$1,088,763	$(1,354,879)	$(209,221)

Issuances of common stock for cash	21,019,380	2,101	156,136	-	158,237

Issuances of common stock for consulting
services	30,369,690	3,037	81,760	-	84,797

Issuance of common stock for acquisition
of business	7,500,000	750	49,250	-	50,000

Issuances of common stock for acquisition	400,000	40	23,960	-	24,000
costs

Net loss	-	-	-	(629,320)	(629,320)

Balances, September 30, 2009	628,237,675	$62,823	$1,399,869	$(1,984,199)	$(521,507)

The accompanying notes are an integral part of these interim consolidated financial statements.

GREEN ENERGY LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(629,320)	$(469,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,330	4,830
Shares issued for acquisition costs	24,000	-
Shares issued for services	84,797	-
Accretion of interest on acquisition note - related party	7,609	-
Change in operating assets and liabilities, net of business acquisition:
Other non-current assets	3,959	10,088
Accounts payable and accrued expenses	282,433	279,766
Accrued consulting fees - related parties	45,000	-

NET CASH USED BY OPERATING ACTIVITIES	(162,192)	(175,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	11,687	-
Purchase of equipment	-	(244)
Deferred costs of developing patents	(4,985)	(7,155)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	6,702	(7,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on loan payable - related party	(470)	-
Proceeds from issuance of common stock	158,237	153,285
Long-term debt repayments	(4,421)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	153,346	153,285

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,144)	(29,327)

CASH AND CASH EQUIVALENTS, beginning of period	4,467	31,916

CASH AND CASH EQUIVALENTS, end of period	$2,323	$2,589

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
TRANSACTION (See Note 3):

Non-cash assets acquired/debt assumed from acquisition:
Other receivable - related party	$79,878	$-
Property and equipment	869,661	-
Goodwill	101,588	-
Accounts payable & accrued expenses	89,517	-
Loan payable - related party	12,676	-
Long-term bank debt	321,424	-
Acquisition note payable - related party	577,510	-
Common stock	50,000	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,183	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

GREEN ENERGY LIVE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company” or “GELV”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is currently in the process of developing a strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies.  The Company intends to conduct business in the emerging waste/biomass-to-ethanol industry.  The Company intends to convert corn and biomass wastes that are currently being land-filled into ethanol and other valuable co-products using proprietary patented gasification and conversion technology.  Effective September 10, 2008, the Company received its trading symbol, GELV, and is quoted on both the Pink Sheets and the OTCBB (Over the Counter Bulletin Boards).  In the past 52 weeks, with the 1 to 15 forward split considered, the share price has traded from $0.11 per share as a high, and $0.007 per share as a low.  There are 628,637,675 shares outstanding as of November 16, 2009

On July 24, 2009, the Company acquired 100% of Comanche Livestock Exchange, LLC (“CLEL”), a Texas limited liability company.  CLEL primarily generates revenues from commission based livestock marketing sales, providing the location and personnel for the sale of cattle on the behalf of others and receives a commission from these services. The Company also provides feed and cattle services.

The accompanying interim unaudited consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals and eliminating intercompany transactions) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2008.  Certain items in the statements of operations have been reclassified to be consistent with the presentation of the period ended September 30, 2009.  The reclassifications have no effect on previously reported operations or stockholder equity.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

The following significant accounting policies include those of the recently acquired CLEL, and therefore have not been previously disclosed:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Green Energy Live, Inc. and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective date of acquisition.

Development Stage Operations
Prior to the acquisition of CLEL, the Company had presented its financial statements as a development stage enterprise as it had not realized significant revenues. The Company considers itself to have exited its development stage as of the acquisition of CLEL, which has significant and long established business operations and revenues.

Revenue Recognition
Revenue is generally recognized at the time of marketing sales or performance of services. The Company records commission revenue upon the consummation of sale at the weekly auctions.  Funds are collected and remitted to sellers upon receipt of cash.  The sales and collection cycle is typically completed within one week of auction. Revenue from the sale of feed is recorded at the time of sale.  Fees for services are recorded when performed.

Goodwill
Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. Goodwill is tested for impairment annually at the same date every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist, in accordance with procedures outlined in the Financial Accounting Standards Board’s ASC Topic 350, “Intangibles - Goodwill and Other”. The Company’s annual testing date is December 31.
Auction Proceeds Payable
The Company facilitates the weekly auctions for the sale of livestock on behalf of other sellers.  Auction proceeds received by the Company are held in a separate custodial account in the name of the Company.  Proceeds are then paid to the sellers from this account, net of the Company’s commission.  Auction proceeds payable represents amounts owed to the sellers from previous sales and is included in accounts payable and accrued expenses in the accompanying 2009 balance sheet.

Advertising and Marketing
The costs of advertising and marketing costs are expensed as incurred.  The Company incurred $11,270 in advertising and marketing costs during the three months and nine months ended September 30, 2009, as part of the operations of CLEL.

Acquisition Accounting
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. FASB ASC Topic 805 was effective for us beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date. See Note 3 for the effects of this standard as a result of the acquisition of CLEL.

Recently Issued Accounting Standards

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820,  “Fair Value Measurements and Disclosures,”  which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 that were unaffected by the delay in 2008.  The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.   See Note 2, Fair Value Measurement, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on April 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 2, Fair Value Measurement, for these additional disclosures.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 8, Subsequent Events, for this additional disclosure.

2.      FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

• Level 1. Observable inputs such as quoted market prices in active markets.
• Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
• Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets and liabilities that are measured and recognized at fair value as of September 30, 2009 on a non-recurring basis.

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” on April 1, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The Company’s cash and cash equivalents, related party receivable, accounts payable, and accrued liabilities carrying  values approximates their fair value amounts due to their current maturities as of September 30, 2009. The Company’s acquisition and bank notes payable carrying values approximate their fair value amounts due to the terms of these notes and the Company discounting the acquisition note to its fair value at the date of acquisition (see Note 3).

3.	ACQUISITION – COMANCHE LIVESTOCK EXCHANGE, LLC

Effective July 24, 2009, the Company acquired all outstanding membership interests in Comanche Livestock Exchange, LLC (“CLEL”). As initial consideration, the sole CLEL member (“Seller”) received 7,500,000 common shares of GELV with a market value of $50,000 at closing. The Company also executed a Promissory Note to the Seller with an initial face value of $950,000, to be reduced by two long-term debt obligations totaling $334,100 should the Seller not pay off these notes at closing. These notes were not paid off and were assumed by the Company, thereby reducing the initial Promissory Note to $615,900. The Promissory Note is unsecured and bears no interest. Accordingly, the Company recorded the Promissory Note at a present value of $577,510, with  an imputed interest rate of 5%. A reconciliation of the Promissory Note face value to the principal recorded by the Company is as follows:

Note face value	$950,000
Reduction for debt assumed by Company	(334,100)
Imputed interest at 5%	(38,390)

Present value of Promissory Note, at acquisition date	$577,510

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (reduced to $115,900 due to Seller’s debt assumed by the Company noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company has paid $43,000 as of November 23, 2009. In consideration for the modification of Promissory Note terms, the Company issued 400,000 common shares to the Seller at a market value of $24,000. The Company expensed this amount as acquisition costs in the three month period ended September 30, 2009. The following provides a recap of total principal and accrued imputed interest payments due under the Promissory Note as described above:

October 30, 2009	$25,000
November 19, 2009	25,000
December 30, 2009	65,900
August 11, 2010	250,000
August 11, 2011	250,000

Total note pricipal and imputed interest	$615,900

The total cost of the acquisition was $627,510, with $949,539 in assets acquired and $423,617 in liabilities assumed at fair value, resulting in an excess of consideration over value received of $101,588. Fair value of the assets assumed, representing substantially land and buildings, was based on a recent independent appraisal of CLEL’s property and equipment. The Company believes the carrying value of the liabilities assumed to represent fair value as they comprise entirely of accounts payable, accrued expenses and mortgage and equipment notes. As described above, the Promissory Note was recorded at a discounted present value, as this obligation contained no interest terms over its periodic maturity dates. The Company has not performed an evaluation of the excess consideration for potential amortizable intangible assets and determined a value for such assets that may be identified. The Company expects to do so in the following quarter, and lieu of that assessment, has recorded this excess to goodwill as of September 30, 2009.

The following summary presents the estimated fair values of the assets acquired and liabilities assumed for CLEL as of the effective date of acquisition:

Current assets	$79,878
Property and equipment	869,661
Total assets acquired	949,539
Current liabilities (other than debt obligations)	89,517
Debt obligations	334,100
Total liabilities assumed	423,617
Net assets acquired	$525,922

Purchase price:
Common stock	$50,000
Seller-financed debt	577,510
Total purchase price	627,510
Excess of purchase price over net assets acquired	101,588
Less: Excess purchase price allocated to identified intangible assets	-
Goodwill	$101,588

Pro Forma Information
Unaudited pro forma information for the Company is presented below as if the acquisition of CLEL had taken place as of January 1 for each of the fiscal years presented. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the dates assumed.

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)

Revenues	$601,214	$496,674
Net loss	$(600,915)	$(473,604)
Basic and diluted per share loss	$(0.00)	$(0.00)

4.      LONG-TERM DEBT

Long-term debt consists of a note payable to a bank, collateralized by real estate.  The note is payable over 180 months through May 25, 2022.  Monthly payments are $3,493, or more, including interest charged at a rate of prime plus 0.25%.

5.    COMMON STOCK

On June 30, 2009, the Company placed up to 45,000,000 shares of common stock with a third-party placement agent for sale to that entity’s clients as an issuance price up to $0.0244 per share, depending upon market conditions, of which the Company receives a per share amount to be determined after payment of negotiated placement costs as shares are issued.  No shares were issued under this contract. As of September 30, 2009, this contract was cancelled as the company has decided to pursue other methods of raising capital for company expenses.  These shares were available only to non United States Citizens and persons not residing in the U.S. or in U.S. territories.

The Company has entered into an agreement with Dutchess Equity Fund LP (”Dutchess”), as disclosed in its September 17, 2009 Form 8K filing.  Pursuant to the agreement, Dutchess has agreed to purchase up to 20,000,000 shares of the Company’s common stock for a period of 36 months.  The Company however is obligated to file a registration statement with the Securities and Exchange Commission covering approximately 18,000,000 shares of the common stock.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date, September 1, 2009.

Up until July 2009, funding has been provided through sale of restricted Regulation S common stock.   As discussed above, the Company and Dutchess Equity Fund, LP entered into an investment agreement and a registration rights agreement.  We anticipate this funding source will provide the resources needed to meet the contractual requirements in our first acquisition contract as well as provide ongoing operating funds to continue with our business plan, and  remove the accrued payables that occurred during 2008 when the company was in a restricted period during the 15C211 application process.

On July 10, 2009, the Company’s shareholders approved the increase of authorized shares from 100,000,000 to 1,500,000,000, to maintain the Common stock par value at $.0001, and a 1-to-15 forward stock split of the Company’s common stock for the shareholders of record as of July 25, 2009.This forward stock split resulted in the issuance of 585,242,142 additional shares of common stock and has been accounted for retroactively. All reference to share quantities, share prices and share values in these consolidated financial statements have been restated to reflect this split. The Company effected the forward stock split as it believes the market will be more receptive to a lower stock price.

6.     SHARE-BASED PAYMENTS

During the nine months ended September 30, 2009, the Company issued 2,024,646 (in pre-forward split) shares of common stock as compensation under consulting agreements for professional services performed in furtherance of the Company’s business objectives.  For comparison purposes, the post-forward split shares total for these share-based payments are 30,369,690 (the number of shares stated here reflect the post forward 15 to 1 split that occurred on July 25, 2009).  The issued shares have been recorded at fair value ($84,797) determined by reference to recent sale activity of common shares issued in exchange for cash during the period.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

  7.      RELATED PARTY TRANSACTIONS AND COMMITMENTS

Stockholder Contracts
The Company has entered into various agreements with certain stockholders to provide services. Fees for these services are included in the statement of operations in the consulting fees to stockholders compensation.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month.  The terms of the agreement are month to month.  The fees for such services for the three months ended September 30, 2009 and 2008, were $60,000 for each period and were $180,000 for each of the nine month periods ended  September 2009 and 2008. Amounts payable related to this contract were $300,000 and $200,000 as of September 30, 2009 and December 31, 2008, respectively.

The Company entered in an agreement with the President of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms were month to month.  The fees for both services for the year ended 2008 were $125,000.  Amounts payable related to this contract were $70,000 as of December 31, 2008.  On January 1, 2009, this agreement was replaced with an employee contract of $10,000 per month in salary compensation, with no stated extra benefits at this time.   The compensation expense incurred for the three and nine month periods ended September 30, 2009 were $30,000 and $90,000 respectively.  The Company accrued payroll compensation payable to the President through September 2009 for $48,000.

In addition, the Company has an agreement with the former Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $5,000 per month. The terms of the agreement are month to month. The fees for such services for the three months ended September 30, 2009 and 2008, were $15,000 for each period and were $45,000 for each of the nine month periods ended September 30, 2009 and 2008. Amounts payable related to these contracts were $40,000 and $50,000 as of September 30, 2009 and December 31, 2008, respectively.  In addition to the compensation amounts listed above, there is an additional $1,000 per month for insurance benefits, which has been accrued as a payable for $8,000 for the nine month period ending September 30, 2009 and $10,000 for the period ending December 31, 2008, for a total payable of $18,000, as of September 30, 2009.

Service Contracts with Non-Stockholders
The Company has entered into an agreement with an employee leasing company to provide administration for contract payments and other certain administrative and prospecting services on behalf of the Company, effective October 2007, with fees ranging from $19,000 to $20,000 per month.  The fees paid under the contract include amounts which are then remitted to the stockholders under the agreements described in the preceding section.  The prospecting service was suspended for the three month period ending September 30, 2009 while the Comanche Livestock Exchange acquisition commenced, and the Company was invoiced for $1,000 of fees from the services that were suspended for this period.  There are cumulative payables for this past prospecting service as of September 30, 2009 in the amount of $16,000, which includes the $1,000 that was invoiced in this current three month period.  The prospecting portion of the services fees paid are not performed by, or paid to stockholders of record.

Included with the acquisition agreement with CLEL (See Note 3) was an employment contract to retain the Seller, Dean Cagle, as President of CLEL for a period of 24 months after closing, subject to a two-year extension, at a base salary of $50,000 per year.

8.      SUBSEQUENT EVENTS

As disclosed in Note 3, on October 15, 2009, the Company and the CLEL Seller executed a modification to the Purchase Agreement and Promissory Note, in return for which the Company issued 400,000 common shares to the Seller at a market value of $24,000. The Company expensed this amount as acquisition costs in the three month period ended September 30, 2009.

In preparing these interim consolidated  financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end the most recent quarterly period, through November 23, 2009, the issuance date of these financial statements.

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

We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Over this past year, we have completed the requirements to be a publicly traded company and gotten our trading symbol, GELV.  This quarter we moved from a development stage enterprise upon the completion of our first acquisition.  Our acquisition strategy is to acquire profitable companies that will leverage the technology that we have developed in the green energy field.  Our proprietary prospecting system that reviews dozens of companies on a monthly basis identified two companies that were interested in being acquired by the Company.

Since the Company filed its Form 10K on March 31, 2009, only one of the two companies mentioned in the filing has a signed definitive agreement.  The two companies under due diligence when the 10K was filed were Peck Electrics, Inc. and Comanche Live Stock Exchange LLC.  Both targets had potential synergy with the mission of the Company; however, we are continuing with management of Peck Electrics on further negotiations and we have placed the acquisition process of this company on hold.
The Letter of Intent with Comanche Live Stock Exchange LLC has proceeded to a final definitive agreement, as disclosed in the Company’s filing of the form 8K on August 11, 2009.  The purchase price for Comanche is $1,000,000.  Per the arrangement agreed upon and the modifications of that arrangement since the filing of the 8K, the following is the capital commitments required:

1)	$50,000 in restricted common stock due when the definitive agreement signed on August 11, 2009.
2)	$25,000 due October 25, 2009
3)	$25,000 due November 19, 2009
4)	$400,000 due upon registration, as described below
5)	$250,000 due August 11, 2010
6)	$250,000 due August 11, 2011

The source of the funds for this acquisition contract is as follows:  The Company has entered into an agreement with Dutchess Equity Fund LP, as disclosed in its September 17, 2009 Form 8K filing.  Pursuant to the agreement, Dutchess has agreed to purchase up to $20,000,000 of the  Company’s common stock for a period of 36 months.  The Company however is obligated to file a registration statement with the Securities and Exchange Commission covering approximately 18,000,000 shares of the common stock.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date, September 1, 2009.

Up until July 2009, funding has been provided through sale of restricted regulation S common stock.   As discussed above, the Company and Dutchess Equity Fund, LP entered into an investment agreement and a registration rights agreement.  We anticipate this funding source will provide the resources needed to meet the contractual requirements in our first acquisition contract as well as provide ongoing operating funds to continue with our business plan.  Please revisit our earlier filings for more information.

On August 12, 2009 a 1 to 15 forward stock split was announced for all shareholders on record as of July 25, 2009.  The additional shares from this forward split have been issued as a book entry with the Transfer Agent, Transfer Online on August 13, 2009.  The Shareholders are being notified of their option to receive a share certificate in lieu of book entry.

Plan of Operations

On September 10, 2008, upon approval of our Form 15c211 application, we became a fully reporting, publicly traded company.  This allowed us to begin our acquisition process and our activities in this calendar year have been geared toward evaluating the two selected companies and working out the final negotiations.  We completed the negations and agreement for the first acquisition, Comanche Livestock Exchange, LLC.  This agreement was finalized on July 24, 2009, and this acquisition brings expertise and industry contacts into the Company for our targeted market segment, biomass to fuel.  During the final quarter of 2009, we will be returning to discussions with our 2nd acquisition target company and making the decision if that acquisition fits our plans moving into 2010.

We intend to hire qualified individuals to fill the role of Chief of Technology and the role of Chief Financial Officer.  We plan to hire engineers and scientists in house or to contract certain research and development efforts with trusted partners.  In the first half of 2010, we expect to develop our prototype facility with trusted partners, which we anticipate will cost up to $5,000,000.  We expect to use $1,000,000 to develop the current patents that we have pending. The Company also expects to continue to submit patent applications inspired by our research efforts at a conservative rate of one per quarter, commencing in 2010. This prediction is based on:

*	the rate of progress in the program,
*	the novel area of inventions,
*	the past achievements of our intellectual property development program.

The Company plans to raise the required financing for these initial operating activities through the stock sale agreement with Dutchess Equity Fund LP, described above. The ultimate proceeds to be raised is unkown and may result in the Company having to obatin financing from other available debt and equity sources.

On July 14, 2009, our third patent submission, “Direct Steam Injection Heater with Integrated Reactor and Boiler, Patent Number 7,559,537 was approved.  This patent is involved in ethanol processing.  We will keep this patent active, but at this time our developmental efforts will be focused more on the biomass to fuel applications.

In 2010, we expect to be developing business units to utilize our pending-patent bioreactor technology that targets the bioremediation market. This technology has the flexibility to be applied across many industries and thus broadening the prospective list of acquisitions. We plan to target companies capable of leveraging the technology and capital, while also still conforming to the financial selection criteria.  We plan to acquire an ongoing entity in each market, develop a working prototype in each market and then implement the marketing plan for penetration of our technology.

Our strategy for acquiring existing businesses is to give our Company the revenue earned in the acquired entity and capital volume to be listed on the exchanges, as well as to maximize shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  In 2009, we targeted companies to acquire in the range of $1 million to $25 million in annual revenue.  As stated earlier in this report, we had two companies under a Letter of Intent agreement.  Comanche Livestock Exchange, LLC was acquired on July 24, 2009.  The Company is continuing to review the financials and operations of Peck Electric to determine the best fit with the Business Plan as we move into 2010.    The financial audit of Comanche Livestock Exchange, LLC was completed in the quarter ending June 30, 2009.  These financials were filed in the 8K report on October 13, 2009.  A decision about completing the second Letter of Intent acquisition will be made during the fourth quarter of 2009.  We continue our proprietary prospecting system to seek other companies that are a good fit for our business plan.  Please revisit our earlier filings for more information.

Ethanol Plan

We plan to create an economically sustainable, socially beneficial, environmentally responsible agricultural development that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  Currently, the ethanol market is a very high cost entry market.  We are exploring ways to produce ethanol with non-food bio resources at a much smaller scale than currently being done.  As discussed in previous paragraphs, one of our pending patent applications addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.  This patent was approved on July 14, 2009.  However, with the volatile crude oil market swings of 2008, the Company is postponing any entry into the ethanol production for 2009 until the market conditions for ethanol stabilize.

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

Because our focus will be in this segment of the Green Energy industry, the acquisition of Comanche Livestock Exchange, LLC brings expertise to the company for livestock operations.  In addition to the industry knowledge and experience of the staff in Comanche, the Company also has access to the current livestock customer base of the Comanche operations.  Comanche enjoys tremendous goodwill with its customer base and will work with the Company to introduce the concept of biomass to fuel systems to their customers.  In addition, Comanche Livestock Exchange appears to be one of the few, if not the only, auction establishment that has brought their operations to live streaming on the internet.  Comanche is in the process of integrating their new scale system that they use with their live auctions to also display on the internet so anyone, anywhere in the world, could conceivably participate in the auction and bid with pricing accuracy for livestock.  Comanche expects that this leading edge technology application gives their operation an advantage over the completion in the region and they anticipate that it will assist them to capture a larger market share and increase future revenues.  The Company plans to assist Comanche with its technology development.  The Company and the personnel in Comanche plan to work together to develop the sales and marketing program to attract the interest of biomass to fuel installations.

Results of Operations

Three months and nine months ended September 30, 2009 and September 30, 2008
Due to the acquisition of the Company’s first operating subsidiary, Comanche Livestock Exchange LLC (“CLEL”), on July 24, 2009, the results of operations for the three and nine months ended September 30, 2009 are not comparable to that of the same periods in 2008. Until July 24, 2009, GELV had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
The Company recorded revenue of $158,811 and $0 for the three months ended September 30, 2009 and 2008, respectively. Revenue for the nine months ended September 30, 2009 and 2008 was also $158,811 and $0, respectively. Reported revenues were derived entirely from the operations of CLEL for the period July 24, 2009 to September 30, 2009.

Operating Expenses –
Operating expenses were $320,627 for the three months ended September 30, 2009 compared to $151,476 for the three months ended September 30, 2008, an increase of $169,151 or 112%. Operating expenses for the nine months ended September 30, 2009 and 2008 were $698,861 and $469,913, respectively, an increase of $228,948 or 49%. Of the increase in operating expenses over both periods, approximately $76,000 is attributable to the operating expenses of CLEL for the period July 24, 2009 to September 30, 2009. The remaining increase in operating expenses for both periods were primarily attributable to professional and consulting fees relating to GELV’s business development activities, which increased substantially during the first half of FY09 as the Company positioned itself to commence significant operations such as the acquisition of CLEL.

Interest Expense –
For the three months ended September 30, 2009 and 2008, the Company recorded interest expense in the amount of $14,792 and $0, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 was $14,792 and $0, respectively. The interest expense relates to interest accrued on the acquisition note due to the former owner of CLEL, in addition to interest paid on a real estate bank note assumed as a result of the CLEL acquisition.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash of $2,323 and a deficit in working capital of $1.04 million. This compares with cash of $4,467 and a deficit in working capital of $326,349 as of December 31, 2008. Cash used by operations was $162,192 for the nine months ended September 30, 2009 versus cash used by operations of $175,213 for the nine months ended September 30, 2008. The increase in working capital deficit was attributable to both developmental activities occurring during the period relating to the CLEL acquisition which increased the Company’s current liabilities, and the current portion of Seller-financed debt for that acquisition.

To raise funds for debt and working capital, as described above the Company has reached an agreement with Duchess Equity Fund LP for sale of up to 20,000,000 shares of its stock over a 36 month period, which is contingent upon submission of a registration statement with the SEC. The Company anticipates the stock registration will result in raising capital and facilitate further sales. However, this plan is dependent upon approval of the registration statement by the SEC and there is no guarantee this registration will result in raising sufficient capital to meet the Company’s needs, if any at all. In addition, the Company is exploring other private equity and debt financing opportunities.

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

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company has not carried out a complete evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report as it pertains to the recent acquisition of its first operating subsidiary, CLEL.  Management intends to complete this assessment of CLEL during the final quarter of FY09 and prior to the Company’s fiscal year end. Until the assessment of this subsidiary is completed, the  Company’s CEO cannot conclude that the Company’s overall disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. Recognizing that CLEL had been historically operated as a closely-held, private company, the Company realizes that this upcoming evaluation is likely to expose the areas that need improvement to ensure the timely financial information is available when required.

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

GREEN ENERGY LIVE, INC

Date: November 23, 2009	By:	/s/ Karen E. Clark
Karen E. Clark,
President, Chief Executive Officer, Principal Accounting Officer