Form 10-Q/A
period 2008-09-30
Green Energy Live Inc
filed 2010-01-07
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 3 TO FORM 10-Q
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

  EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-Q/A (the “Amendment”) to amend the Green Energy Live, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on November 13, 2008 (the “Original Form 10-Q”). This Amendment is being filed to (i) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for changes between periods in our financial statement line items, (ii) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for our anticipated source of funds needed for our planned development and current operating activities, (iii) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section to discuss the changes in our operating, investing and financing cash flows, (iv) and lastly to amend the information contained in Item 4TA of the Original Filing.

We previously filed an Amendment No. 1 (the “Amendment No. 1”) on September 4, 2009 and an Amendment No.2 (the “Amendment No. 2”) on September 8, 2009 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended March 30, 2009 (the “Original Form 10-Q”), which was filed with the Securities Exchange Commission on May 15, 2009. Amendment No. 1 and Amendment No. 2 were filed to change the check mark on the Form 10-Q cover page, from Yes to No, for the information on whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

This Amendment sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 in its entirety. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-Q.

This Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

GREEN ENERGY LIVE, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I—INTERIM FINANCIAL INFORMATION (Unaudited)

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

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

Loss Per Common Share (Unaudited)

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

Results of Operations

Revenues –
Total revenue for the three-month period ended September 30, 2008 and 2007 was nil. and for the nine months ended September 30, 2008 and for the period from January 17, 2007 (date of inception) to September 30, 2007 was $16 and $24, respectfully, solely consisting of interest income.

Total Expenses –
Total expenses were $151,476 for the three months ended September 30, 2008 compared to $318,660 for the three months ended September 30, 2007, a decrease of $167,184 or 52%. The decrease in total expenses is attributable to decreases in consulting fees to shareholders ($39,000), contracted services to related parties ($140,934) and general and administrative expenses ($3,475), offset by an increase in professional fees ($3,217).

Total expenses were $469,897 for the nine months ended September 30, 2008 compared to $495,550 for the period from January 17, 2007 (date of inception) to September 30, 2007, a decrease of $25,653 or 5%. The decrease in total expenses is attributable to decreases in consulting fees to shareholders ($20,820) and contracted services to related parties ($44,934), offset by an increase in general and administrative expenses ($29,448) and professional fees ($10,645).

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $2,589 and a deficit in working capital of $280,674. This compares with cash of $31,916 and a surplus in working capital of $28,419 as of December 31, 2007. Our cash used by operations was $175,213 for the nine months ended September 30, 2008 versus cash used by operations of $311,435 for the period from January 17, 2007 (date of inception) to September 30, 2007. Our decrease in cash used by operations, was primarily due to an increase in accounts payable of $279,766 and a reduction in the share-based payments of $176,934. Our accounts payable balance as at September 30, 2008 and 2007, included $282,933 and $0, for contracted services to related parties, respectively. Our cash flow used in investing activities was $7,399 for the nine months ended September 30, 2008, which primarily reflects deferred costs of developing patents of $7,155, related to the development of biomass technologies. Our cash used in investing activities of $71,215 for the period from January 17, 2007 (date of inception) to September 30, 2007, which reflects deferred costs of developing patents of $43,390 and capital expenditures of $27,825, related to the development of biomass technologies and general equipment purchases, respectively. Our cash flow from financing activities was $153,285 for the nine months ended September 30, 2008 versus cash flows from financing activities of $390,725 for the period from January 17, 2007 (date of inception) to September 30, 2007, which primarily reflects cash flows from the sales of common stock under a series of Regulation S agreements.

To date, we have been financing our development activities through cash flows from the sales of common stock under a series of Regulation S agreements. We expect to finance our planned development and operating activities principally through cash flows from further Regulation S common stock sales, issuance of restricted common stock for various consulting services and cash flows from our planned SEC registration stock sales. We anticipate that the planned SEC stock registration will result in raising capital and facilitate further stock sales. However, this plan is dependent upon approval of the registration statement by the SEC and there is no guarantee this registration will result in raising sufficient capital to meet the Company’s needs, if any at all. We believe that cash to be generated from future financing activities are adequate to satisfy our operating and capital expenditure requirements for the foreseeable future. However, we may from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and debt financing from other sources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks. The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Quarterly Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2008:

•
Policies and Procedures for the Financial Close and Reporting Process — Currently there are no written policies or procedures that clearly define the roles in the financial close and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties throughout the financial reporting processes.  Due to the pervasive nature of this issue, the lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Lack of functioning Audit Committee —  Currently we do not have an audit committee member who has been designated or qualifies as a financial expert, and did not have sufficient ongoing oversight by the committee  resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

•	The need to file this Amendment No. 3 on Form 10-Q/A to remedy certain required disclosure omissions, detailed in our explanatory note at the beginning of this amendment.

The need to file this Amendment No. 3 on Form 10-Q/A to remedy certain required disclosure omissions, detailed in our explanatory note at the beginning of this amendment.

Management’s Remediation Initiatives

  In light of the foregoing, we plan to implement a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of the filing of this amended 10-Q, includes our retention of an outside Certified Public Accounting  firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related  to our accounting and financial reporting processes in order  to streamline and improve the effectiveness of these processes.  The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management plans to appoint an Audit Committee financial expert and have specified audit committee meetings that ensure ongoing oversight by the committee.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Board of Directors.  We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings, departmental meetings, and training.

This Quarterly Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Quarterly Report.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act.

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

GREEN ENERGY LIVE, INC

Date: December 31 , 2009	By:	/s/ Karen Clark
Karen Clark
President, Chief Executive Officer and Principal Financial Officer