Form 10-K/A
period 2008-12-31
Green Energy Live Inc
filed 2010-01-07
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO.  2 TO FORM 10-K
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

  EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to amend the Green Energy Live, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”). This Amendment is being filed to (i) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for changes between periods in our financial statement line items, (ii) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for our anticipated source of funds needed for our planned development and current operating activities, (iii) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section to discuss the changes in our operating, investing and financing cash flows, (iv) amend the information contained in Item 9A of the Original Filing, (v) and lastly to reflect the correct Audit Report date.

We previously filed an Amendment No. 1 (the “Amendment No. 1”) on September 4, 2009 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Form 10-K”), which was filed with the Securities Exchange Commission on March 31, 2009. Amendment No. 1 was filed to change the check mark on the Form 10-K cover page, from Yes to No, for the information on whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

This Amendment sets forth the full text of the Annual Report on Form 10-K for the financial year ended December 31, 2008 in its entirely. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-K.

This Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

Green Energy Live, Inc.
Annual Report on Form 10-K

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15	Exhibits, and Financial Statement Schedules	17
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

Item 4.   Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of  Equity Securities

Market for Common Equity

Since November 19, 2008, our common stock has been quoted on the OTC Bulletin Board under the symbol "GELV.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High and Low Sales Prices
	2008
	High	Low
Fourth Quarter	$3.00	$3.00

As of December 31, 2008, we have 37,929,907 shares of our common stock issued and outstanding. Our shares of common stock are held by 248 stockholders of record. The number of stock holders of record was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deems relevant.

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

Results of Operations

Revenues –
Total revenue for the year ended December 31, 2008 and the period from January 17, 2007 (date of inception) to December 31, 2007 was $16 and $122, respectfully, solely consisting of interest income.

Total Expenses –
Total expenses were $658,930 the year ended December 31, 2008 compared to $696,087 for the period from January 17, 2007 (date of inception) to December 31, 2007, an decrease of $37,157 or 5%.  The decrease in total expenses is attributable to decreases in consulting fees to shareholders ($67,454) and loss on disposal of asset ($5,975) offset by increases in professional fees ($11,959) and general and administrative expenses ($24,313).
Liquidity and Capital Resources

As of December 31, 2008, we had cash of $4,467 and a deficit in working capital of $326,349.  This compares with cash of $31,916 and a surplus in working capital of $28,419 as of December 31, 2007.  Our cash used by operations was $320,922 for the year ended December 31, 2008 versus cash used by operations of $530,197 for the period from January 17, 2007 (date of inception) to December 31, 2007.  Our decrease in cash used by operations was primarily due to an increase in accrued consulting fees to shareholders of $330,000 offset by a reduction in the share-based payments of $176,334.  Our cash flow used in investing activities was $7,949 for the year ended December 31, 2008, which primarily reflects deferred costs of developing patents of $7,155, related to the development of biomass technologies.  Our cash used in investing activities of $104,589 for the period from January 17, 2007 (date of inception) to December 31, 2007, which primarily reflects deferred costs of developing patents of $68,390 and capital expenditures of $36,199, related to the development of biomass technologies and general equipment purchases, respectively.  Our cash flow from financing activities was $301,422 for the year ended December 31, 2008 versus cash flow from financing activities of $666,702 for the period from January 17, 2007 (date of inception) to December 31, 2007, which primarily reflects cash flow from the sale of common stock under a series of Regulation S agreements. Much of Fiscal Year 2008 activity was concentrated on the application process for the GELV trading symbol. This application was prepared during the first quarter and filed just prior to the end of that quarter.  Much of the next two quarters were spent in the correspondence phase with FINRA, responding to various questions submitted to us prior to issuing the GELV trading symbol.  During that time, we were required to defer raising funds through new stock sales. The GELV trading symbol was issued in September, 2008. Once we were able to commence fund raising again, the capital markets were noticeably slower than the prior year.

To date, we have been financing our development activities through cash flows from the sale of common stock under a series of Regulation S agreements.  We expect to finance our planned development and operating activities principally through cash flows from further Regulation S common stock sales, issuance of restricted common stock for various consulting services and cash flows from our planned SEC stock registration stock sales.  We anticipate that the planned SEC stock registration will result in raising capital and facilitate further stock sales.  However, this plan is dependent upon approval of the registration statement by the SEC and there is no guarantee this registration will result in raising sufficient capital to meet our needs, if any at all.  We believe that cash to be generated from future financing activities are adequate to satisfy our operating and capital expenditure requirements for the foreseeable future.  However, we may from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and debt financing from other sources.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2008:

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

•
Accounting and Finance Personnel Weaknesses — Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties throughout the financial reporting processes.  Due to the pervasive nature of this issue, the lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes

•
Lack of functioning Audit Committee — Currently do not have an audit committee member who has been designated or qualifies as a financial expert, and did not have sufficient ongoing oversight by the committee  resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

•	The need to file this Amendment No. 2 on Form 10-K/A to remedy certain required disclosure omissions as detailed in our Explanatory Note at the beginning of this Amendment.

Management’s Remediation Initiatives

In light of the foregoing, we plan to implement a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of the filing of this amended 10-K includes our retention of an outside Certified Public Accounting  firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related  to our accounting and financial reporting processes in order  to streamline and improve the effectiveness of these processes.  The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

 Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.

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

Dated:  December 31 , 2009

By /s/ KarenE.  Clark
Karen E. Clark,
President,
Chief Executive Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen E. Clark	President,	December 31, 2009
Karen E. Clark	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Keith Michael Field	Chairman of the Board of Directors	December 31, 2009
Keith Michael Field

/s/ Bill McFarland	Director	December 31, 2009
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
Wyoming, Michigan

We have audited the accompanying balance sheet of Green Energy Live, Inc. (a development stage entity) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2008 , and the period from January 17, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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
March 31, 2009

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