Form 10-Q/A
period 2009-06-30
Green Energy Live Inc
filed 2010-01-08
CIK 1422341

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend the Green Energy Live, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on August 14, 2009 (the “Original Form 10-Q”). This Amendment is being filed to (i) expand the disclosure in the Management’s Discussion and Anlaysis of Financial Condition and Results of Operations section for changes between periods in our financial statement line items, (ii) expand the disclosure in the Management’s Discussion and Anlaysis of Financial Condition and Results of Operations section for our anticipated source of funds needed for our planned development and current operating activities, (iii) expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section to discuss the changes in our operating, investing and financing cash flows, (iv) amend the information contained in Item 4TA of the Original Filing, (v) and lastly to amend the disclosed fees for the President for the year ended 2008, in the related party transactions and commitments note (note 4), in the Interim Condensed Financial Statements (Unaudited).

This Amendment sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in its entirety. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-Q.

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

The Company entered in an agreement with the President of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms were month to month.  The fees for both services for the year ended 2008 were $120,000.  Amounts payable related to this contract were $70,000 as of December 31, 2008.  On January 1, 2009, this agreement was replaced with an employee contract of $10,000 per month in salary compensation, with no stated extra benefits at this time.   The compensation expense incurred for the three and six month periods ended June 30, 2009 were $30,000 and $60,000 respectively.

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

Results of Operations

Revenues –
Total revenue for the three-month period ended June 30 2009 and 2008 was nil. and for the six months ended June 30 2009 and 2008 was $0 and $16, respectfully, solely consisting of interest income.

Total Expenses –
Total expenses were $206,377 for the three months ended June 30 2009 compared to $152,212 for the three months ended June 30 2008, an increase of $54,165 or 36%. The increase in total expenses is attributable to increases in professional fees ($34,806), compensation and benefits ($35,322), and general and administrative expenses ($17,037), offset by a decrease in consulting fees to shareholders ($33,000).

Total expenses were $378,468 for the six months ended June 30 2009 compared to $318,437 for the six months ended June 30 2008, an increase of $60,031 or 19%. The increase in total expenses is attributable to increases in professional fees ($22,663), compensation and benefits ($73,835), general and administrative expenses ($23,320), and loss on disposal of asset ($213), offset by a decrease in consulting fees to shareholders ($60,000).

Liquidity and Capital Resources

As of June 30 2009, we had cash of $2,040 and a deficit in working capital of $520,824. This compares with cash of $4,467 and a deficit in working capital of $326,349 as of December 31, 2008. Our cash used by operations was $96,264 for the six months ended June 30 2009 versus cash used by operations of $110,890 for the six months ended June 30 2008. Our decrease in cash used by operations, of $14,626 was primarily due to an increase in net loss of $60,047, increase in share based payments of $80,600, increase in accounts payable of $119,810 and decrease in accrued consulting fees to shareholders of $122,000. Our cash flow used in investing activities was $5,578 for the six months ended June 30 2009 versus cash flow used in investing activities of $5,205 for the six months ended June 30 2008, which primarily reflects deferred costs of developing patents, related to the development of biomass technologies. Our cash flow from financing activities was $99,415 for the six months ended June 30 2009 versus cash flows from financing activities of $85,115 for the six months ended June 30 2008, which reflects cash flows from the sales of common stock under a series of Regulation S agreements.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Quarterly Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of June 30, 2009:

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

•	The need to file this Amendment No. 1 on Form 10-Q/A to remedy certain required disclosure omissions, detailed in our explanatory note at the beginning of this amendment.

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

 Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.

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