Form 10-Q/A
period 2009-09-30
Green Energy Live Inc
filed 2010-02-10
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”), which amends the Green Energy Live, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on November 24, 2009 (the “Original Form 10-Q”). This Amendment is being filed to amend the information contained in Item 4T of the Original Filing

This Amendment sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 in its entirety. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-Q.

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

October 30, 2009	$25,000
November 19, 2009	25,000
December 30, 2009	65,900
August 11, 2010	250,000
August 11, 2011	250,000

Total note principal and imputed interest	$615,900

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
The Company plans to raise the required financing for these initial operating activities through the stock sale agreement with Dutchess Equity Fund LP, described above. The ultimate proceeds to be raised are unknown and may result in the Company having to obtain financing from other available debt and equity sources.

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

Item 4T.  Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Quarterly Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2009:

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

•
Lack of functioning Audit Committee — we currently do not have an audit committee member who has been designated or qualifies as a financial expert, and did not have sufficient specified audit committee meetings resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

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

Management plans to appoint an Audit Committee financial expert and have specified audit committee meetings in accordance with regulatory requirements.

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

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC

Date: February 9, 2010	By:	/s/ Karen E. Clark
Karen E. Clark,
President, Chief Executive Officer, Principal Financial Officer