Form 10-K
period 2009-12-31
Green Energy Live Inc
filed 2010-04-15
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s operating revenue for its most recent fiscal year:  $259,418

Number of the issuer’s Common Stock issued and outstanding as of April 13, 2010 is 866,635,038 shares of common stock.  There are 116,641,791 shares in reserve in the Company’s name.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of December 31, 2009 was $14,189,721.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☒  No ☐

Green Energy Live, Inc.
Annual Report on Form 10-K

Part IV

Item 15	Exhibits and Consolidated Financial Statement Schedules	23

SIGNATURES		24

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2010. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.   Description of Business.

We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  In July, 2009, Green Energy Live, Inc. exited the developmental stage and became operational with the acquisition of Comanche Livestock Exchange, LLC (“Comanche” or “CLE”) in Comanche, Texas.   Comanche Livestock Exchange, LLC was one of the two acquisition candidates that were identified in late 2008 for which we had signed letters of intent for acquisition.  We acquired Comanche because of its long time presence in the livestock market and its strategic location in the middle of Texas, a state with a large livestock industry.  The current market trends in the renewable energy industry have caused Green Energy Live, Inc. to focus first on the biomass to fuel segment of the renewable energy industry.  To offer a renewable energy solution in the biomass to fuel segment, Green Energy Live, Inc. must have a market presence or access to the livestock industry to reach potential end users of a biomass to fuel energy system.   Comanche gives us the inroad into this market segment with its extensive customer base and its well regarded reputation.    The second acquisition letter of intent expired in 2009 but was recently renewed in early 2010.  This letter evidences our plan to acquire Peck Electric, Inc. (“Peck”), in Burlington, Vermont.  Assuming that our proposed acquisition of Peck is consummated,   Green Energy Live, Inc. will have the technological expertise to install with the end user any biodigester systems that are developed or acquired.   Although we currently do not possess such systems, we are actively seeking to acquire an existing biodigester renewable energy company to complete the pieces we need to have in place to have a turnkey renewable energy solution.  We have access to a very effective prospecting system that reviews dozens of companies on a monthly basis and we anticipate that we will have an acquisition candidate identified soon.  However, any further acquisition will depend upon our ability to raise capital on favorable terms, which is not assured.

We have developed, acquired and maintained a portfolio of patent applications and an approved patent that form the proprietary base for our research and development efforts in the area of renewable energy. Assuming that our patent applications are granted, which is not assured, this technology base will provide a competitive advantage and will facilitate the successful development and commercialization of techniques and devices for use in a wide array of alternative energy approaches including bio-fuels, advanced fermentation, and a novel solar thermoelectric power generation technology. One of our three pending patents, entitled “The Direct Steam Injection Heater with Integrated Reactor and Boiler,” was approved and issued on July 14, 2009.  The other two patents have not been granted and are still pending.

There are strong competitors in our field that have superior financial resources.  However, based on our market research and industry analysis, we believe that we will have a competitive advantage in the biomass to fuel industry segment, if we are able to raise a substantial amount of capital to execute our business plan, which is not assured.

We have conducted basic research regarding a potential biomass to fuel energy system, which has not yet been developed or acquired.  We are focused on leveraging our key assets, including our intellectual property, our engineering team, our market insight and our capital, to accelerate the advancement of our basic or planned technologies. In addition, we have made preliminary inquiries regarding possible strategic collaborations with members of academia, industry and foundations which, if consummated, would further accelerate the pace of our research efforts. We are currently headquartered in Wyoming, Michigan (near Grand Rapids, Michigan).

Item 1A.   Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words”GELV”, “we”, “our” or “us” refer to the Company and not to the selling stockholders.

The company relied on the sale of stock pursuant to Regulation S in the first half of 2009 and relied on Shareholder loans for funding in the second half of 2009.  Other private investment groups also funded the company with convertible notes in the fourth quarter of 2009.  Refer to the footnotes to our Consolidated Financial Statements that lists the various shareholders and entities that provided funding via loans to the Company in 2009.  There is no guarantee that this, or any other type of funding, will remain available as an option to the Company in 2010 and beyond.

To fund our acquisition of Comanche, our planned acquisition of Peck, and our other contemplated operations, we plan to register with the Securities Exchange Commission a secondary offering of $10,000,000 of Green Energy Live, Inc. common shares.  There is no guarantee that any registration statement will be filed or will become effective, nor is it guaranteed that the market will support the sale of a sufficient quantity of shares to pay for acquisitions that have been disclosed or that could be disclosed in the future.

The biodigester green energy industry segment, in general, could be impacted by incentives and market influences from the U.S. Government and its push towards a “green economy”.  The Company plans to pursue its acquisitions and development of products independent of any government subsidies, since we regard such subsidies as unreliable and too risky for our business and funding planning.  However, the company will explore any government subsidies and/or funding options that make economic sense and fit the Company’s business objectives.

Until recently, we were a development stage company.  Therefore, we have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter in light of our limited operating history and uncertain funding.  As a result, we may not be profitable and may be unable to generate sufficient revenue to develop as we have planned.

From inception in January 2007 through July 2009, the Company was engaged in product development and pre-operational activities.  In July 2009, we acquired our first subsidiary, which is our only source of revenue.  If we cannot generate enough revenue, we may have to alter or delay implementing our business plan. We will require additional financing which may require the issuance of additional shares that will dilute the ownership held by our stockholders.  We will require significant financing to achieve our current business strategy, and our inability to obtain such financing would likely prohibit us from executing our business plan and cause us to delay our expansion of operations.

There are significant regulatory restrictions in the production of bio-fuels, which is the main focus of our planned business. There are governmental, safety, and industry standards that must be met in order for our planned products to be available for sale in the market.  Failure to adhere or meet these standards would delay or prevent our receipt of revenue or sales.  Finding the appropriate personnel or outside legal counsel who understand these standards is crucial to the survival of the Company.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, a shareholder will only realize an economic gain on their investment in our common stock if the price of such stock appreciates in value. A shareholder should not purchase our common stock expecting to receive cash dividends. Therefore our failure to pay dividends may prevent a shareholder from realizing a return on their investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which, as stated above, could affect our ability to expand our business operations.

Our common stock is considered a penny stock, which is subject to restrictions on marketability.  We are subject to the penny stock rules adopted by the Securities and Exchange Commission that, among other things, require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks.  Further, the market for our stock is relatively illiquid.  These issues could make it difficult for our stockholders to sell their securities.

The Company continues to operate with a limited number of staff members, which may hinder execution of its business plan.  The Company hopes to add key personnel in the finance, technology and marketing areas in 2010, which would help move the Company toward accomplishing its stated objectives. In addition, the company has gained key resources in its first acquisition and will gain additional resources if it is able to close its second planned acquisition.

Our future success is dependent, in large part, upon the performance and continued service of Karen Clark, our Chief Executive Officer. Without her continued services, we may be forced to interrupt or eventually cease our operations. The loss of her services would delay our business operations substantially.

Our business is greatly dependent on our ability to attract and retain key personnel, including Ms. Clark. To execute our business plan, we will need to attract, develop, motivate and retain highly skilled technical employees.  Competition for qualified personnel is intense and we may be unable to hire or retain qualified personnel. Our management has limited human resources experience, which may impair our ability to recruit and retain qualified individuals. If we are unable to recruit and retain such employees, we will not be able to implement or expand our business plan.

Our previously announced patent application for a “sensor wand”, was denied and is in the stage of final appeal.  If we lose this appeal, our initial investment of $25,000 in this patent application will be lost and we will lose the benefit of  intellectual property protection for this potential product.  Similarly, there is a risk that our patent application for a “Methane Accumulator System for Septic Tanks”, which is still pending, will be denied, which again would result in losing our investment in this technology.

There are few, if any, operating biodigester systems in place in the United States and the Company’s potential return on investment regarding any such systems that it is able to develop or acquire is unknown. The Company has limited resources and has not yet fully researched the economic feasibility of these systems.   The Company hopes to begin to perform relevant analysis in 2010.  The technology underlying biodigester systems is non-proprietary so the Company does not have exclusive rights thereto, but the relative lack of competition gives us an opportunity to develop or acquire cost effective biodigester solutions.  The Company hopes to develop a viable business model in this area of green energy.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Intellectual Property (Patents Pending)

1)	Sensor Wand, and Composting Apparatus Including Same Docket # 0196-05UA; Application # 10/998,074; Filing Date November 26, 2004. Patent Denial in the final appeal process.

2)	Methane Accumulator System for Septic Tanks Docket # 0196-06PPA; Application # 60/963,750; Filing Date August 7, 2007 This patent is still pending.

3)
Direct Steam Injection Heater with Integrated Reactor and Boiler U.S. Serial No. 11877059; Filing Date October 23, 2007.  Patent Granted on July 14, 2009.  This patent was approved.  However, because the Company has decided not to pursue opportunities in the ethanol market, the Company currently does not plan to use this patent.

We hope to support our future research and development with a broad intellectual property portfolio. We currently own three patent applications which are pending in the field of chemical process technology, one of which has been granted.  Our success will depend in part upon whether all three of our patents are approved, and whether we can operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

When appropriate, we seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies, or which we otherwise believe will provide us with a competitive advantage. We plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

To the extent we are successful in obtaining patents, the patents may expire at some point in the future.  The fundamental consequence of patent expiration is that the patented invention will enter the public domain. However, the expiration of patent protection, for our patent is not scheduled to occur for approximately twenty years. It is unlikely that the expiration of our existing patent would have an adverse affect on our business. Due to our current stage of development, our existing patents and patent applications are not currently supporting an existing product, so we will not suffer from any reduction in product revenue from patent expiration.  We hope that any actual products that we develop will be supported by intellectual property covered by current patent applications that, if granted, would not expire for twenty years from the date first filed.  However, there is no assurance that our remaining patent applications will be approved.  As noted above, Patent #1, the Sensor Wand, has initially been rejected by the U.S. Patent Office.  The Company is appealing this decision and has retained outside legal counsel to represent the Company in this appeal process.

The company did not submit any new patents in 2009, as its resources were devoted to the closing the acquisition of Comanche Livestock Exchange, LLC.

Physical Property

The Company acquired physical facilities with its new subsidiary, Comanche, located in Comanche, Texas.  The legal description of the property, including improvements, is:   Being 8.70 acres of land and related improvements, situated in Comanche County, Texas, out of the John Duncan Survey Number 3, Abstract Number 258, and being part of an 8.213 acre Tract I that is described in a deed from E.J. McDougal, et ux to Lonnie McDougal, et ux, recorded in Volume 744 at Page 303, Deed Records of Comanche County, Texas, and being all of a Tract III deed that is described in said Volume 744 at Page 303, said Deed Records.

In January 2010, the Company has also entered into a one year lease agreement with the option to renew, office space located in Wyoming, Michigan, for its corporate headquarters.  The lease is located at 4489 Byron Center Road, Suite B, Wyoming, Michigan 49519.  This office includes 2,707 usable square feet of office space.  The interior space includes 4 private offices, 8 cubicle spaces, 2 large rooms for future expansion, a modern phone system, a break space and private restroom.  In addition to these spaces, there is also a large conference room.  The office came fully furnished with furniture, mitigating up front expenses to the company.  In 2009, the Company’s only leased space was a small furnished office primarily used to store our financial records.

The Company added to its computer technology this past year and, through its acquisition of Comanche, obtained an advanced auction support computer system that allows for live streaming on the internet their weekly livestock auctions.

Item 3.  Legal Proceedings.

During the fall of 2009, the Company received an investigative subpoena for documents from the SEC’s Division of Enforcement staff.  Based on information available to the Company, it appears that the investigation is focused on various aspects of capital raising pursuant to Regulation S by several publicly held companies, including the Company, particularly regarding the relatively low percentage of investor funds received by the Company and potential sales practice abuses by persons unaffiliated with the Company.  In March 2010, the Company’s president appeared for testimony  before the staff pursuant to subpoena.  The Company is fully cooperating with the SEC investigation.  It is unknown when the investigation will be completed, or whether the SEC will recommend charges against any person or entity.The Company is unable to predict the outcome of the investigation or any action that the SEC might take, including the imposition of fines and penalties, or other available remedies. Any adverse development in connection with the investigation could have a material adverse effect on the Company, including diverting the efforts and attention of management from the business operations and increasing legal expenses associated with the matter.

Item 4.   Submission of Matters to a Vote of Security Holders.

In July 2009, the Company executed a forward stock split of 1 share to 15 shares which was voted on by the majority of stockholders.  The result of this change is the authorized shares went from 100,000,000 common shares to 1,500,000,000 common shares.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of  Equity Securities

Market for Common Equity

Since November 19, 2008, our common stock has been quoted on the OTC Bulletin Board under the symbol "GELV.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  The prices stated on this table reflect the 1 to 15 forward split that was completed in August 2009 for shareholders on record as of July 25, 2009.

	High and Low Sales Prices		2009 Quarterly
	2009		Average
	High	Low	Daily Volume
January 1, 2009 through March 31, 2009	$0.2000	$0.0670	1,500
April 1, 2009 through June 30, 2009	$0.1367	$0.0670	3,126
July 1, 2009 through September 30, 2009	$0.1400	$0.0067	39,196
October 1, 2009 through December 31, 2009	$0.1490	$0.0150	3,966,847

There was little or no trading of our stock during the first and second quarters of 2009.  The average daily trading volume increased significantly during the fourth quarter and the highest trading volume day was 36,860,976 shares.  The average daily trading volume during the fourth quarter of 2009 was 3,966,847 shares.

As of December 31, 2009, we have 658,553,338 shares of our common stock issued and outstanding.  An additional 14,400,000 common shares are reserved for future issuance. Transfer agent records indicate that our shares of common stock are held by 327 known shareholders of record and an unknown number of additional shareholders who hold unrestricted stock. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  There were 130,280,220 unrestricted shares in the market as of December 31, 2009.

The Company set aside 14,400,000 shares in December 2009 for the convertible loan funding agreement of $75,000 with Asher Enterprises, an investment firm.  These shares are held in the Company’s name at its transfer agent.  The Asher Enterprises loan funded on January 4, 2010.

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

Issuer Purchase of Equity Securities

During the year that ended December 31, 2009, Green Energy Live, Inc., did not repurchase any of its equity securities.

Recent Sales of Unregistered Securities

During 2009, the Company made sales to investors outside of the United States under Regulation S, Rule 903, of the Securities Act of 1933.  Approximately 21,374,380 post forward split equivalent shares were sold to 69 stockholders in approximately one hundred separate transactions for an approximate average share price of $0.00753 post split, as received by Green Energy Live, Inc.  When issued, these shares were restricted as to sale, and will not be available to be resold until one year after purchase.

We relied upon the exemption from registration as set forth in Regulation S for the issuance of these shares. At the time of the offering and issuance of these shares, we believed that the shareholders were not  "U.S. Persons" as that term is defined in the Securities Act, and were  located outside of the United States. In addition, we believed that the shareholders took the shares for investment purposes without a view to distribution, had access to information concerning the Company and its business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. The Company issued the shares without registration in compliance with exemptions or safe harbors from registration afforded by Section 4(2) of the Securities Act and Regulations D and S thereunder.

The Company issued 7,900,000 shares of its common stock as part of its acquisition agreement for Comanche Livestock Exchange.  7,500,000 shares (post split) were issued to Comanche’s owner, Dean Cagle, in lieu of a down payment to execute the purchase agreement contract.  Another 400,000 post split shares were issued to key Comanche employees in October 2009 as part of an agreement to extend the period to begin making the payments due pursuant to a promissory note issued by the Company to Mr. Cagle.

In 2009, the Company issued 58,505,353 post split equivalent shares to The Good One, Inc. in payment of debt extinguishment related to consulting services. This removed $320,000 in payables from the Company’s consolidated balance sheet for past due invoices. The individual primarily responsible for performing these services was Nicholas L. Geranio. In 1999, the SEC filed a civil injunctive action against Mr. Geranio. In 2000, on a “no admit/no deny” basis, Mr. Geranio consented to a federal court injunction against future violations of the registration and antifraud provisions of the federal securities laws.

The Company issued 1,000,000 post split equivalent shares to Auctus Equity Management, Inc as a commitment fee for the agreement for equity funding that is disclosed in Section 1A, supra.

The Company issued 750,000 in post split equivalent shares to The N Group for consulting services.

Item 6.  Selected Financial Data

Not applicable since we are a smaller reporting company.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The FINRA approved our stock for public trading in September 2008 under the ticker symbol “GELV.” Thereafter, the Company began to actively pursue potential acquisitions that were identified from prior prospecting.   Two potential acquisition targets were identified:  Comanche Livestock Exchange, LLC, based in Comanche, Texas, and Peck Electric, based in Burlington, Vermont.  The letters of intent to acquire these companies were signed in late 2008 and the review and due diligence process period commenced in the first quarter of 2009; however, the letter of intent to acquire Peck expired and a new letter of intent was not signed until the first quarter of 2010.  An audit of the financial statements of Comanche was completed in the second quarter of 2009.  In July 2009, due diligence was completed and Comanche’s principal owner and another key employee visited the Company’s offices, at which time an agreement to acquire Comanche was executed.

ACQUISITION – COMANCHE LIVESTOCK EXCHANGE, LLC

Effective July 24, 2009, the Company acquired all outstanding membership interests in Comanche to provide the Company with a large client base for its proposed biomass to fuel system. As initial consideration, the sole CLE member (“Seller”), Mr. Cagle, received 7,500,000 common shares of GELV with a fair value of $50,000 at closing, based on the acquisition date closing quoted market price for the Company’s common shares. The Company also executed a Promissory Note to the Seller with an initial face value of $950,000, to be reduced by two pre-existing long-term debt obligations owed by CLE, totaling $334,100. These notes were not paid off and were assumed by the Company, thereby reducing the initial Promissory Note to $615,900. The Promissory Note is unsecured and bears no interest. Accordingly, the Company recorded the Promissory Note at a present value of $577,510, with an imputed interest rate of 5%. A reconciliation of the Promissory Note face value to the principal recorded on acquisition date by the Company is as follows:

December 31, 2009	$65,900
July 23, 2010	243,199

Acquisition note payable to related party - current portion	309,099

Acquisition note payable to related party (due July 23, 2011) - non-current portion	230,033

Total note principal and imputed interest	$539,132

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (subsequently reduced to $115,900 due to Seller’s debt assumed by the Company as noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company was in default on the $65,900 remaining First Installment balance due on December 30, 2009. On January 4, 2010, the Company and Seller executed a modification to the Purchase Agreement, extending the due date on the $65,900 to January 31, 2010. In a series of transactions from February 5, 2010 to March 30, 2010 the Company converted $410,000 of the Promissory Note into shares of common stock of the Company. In consideration for the modifications of Promissory Note terms, the Company issued 400,000 common shares to the Seller having a fair value of $24,000, based on the issuance date closing quoted market price for the Company’s common shares. The Company expensed this amount as acquisition costs for the year ended December 31, 2009.

The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (July 24, 2009).

	July 24, 2009 (as initially reported)	Measurement Period Adjustments	July 24, 2009 (as adjusted)
Assets acquired:
Current assets	$79,878	$-	79,878
Property and equipment	869,661	-	869,661
Goodwill	101,588	(101,588)	-
Intangible asset	-	101,588	101,588
	1,051,127	-	1,051,127
Liabilities assumed:
Current liabilities (other than debt obligations)	(89,517)	-	(89,517)
Debt obligations	(334,100)	-	(334,100)

	(423,617)	-	(423,617)
Net assets acquired and liabilities assumed:	$627,510	$-	627,510
Purchase price:
Common stock	$50,000	$-	50,000
Seller-financed debt	577,510	-	577,510
Totalpurchaseprice	$627,510	$-	627,510

The identifiable intangible asset acquired is attributable to the value of customer relationships. The valuation of intangible assets acquired was completed during the fourth quarter ended December 31, 2009. Amortization expense amounted to $4,215 in 2009. The estimated amortization expense for intangible assets is $10,159 for each of the years 2010 through 2014.

Pro Forma Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and CLE as if the acquisition had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Year Ended December 31,
	2009 (unaudited)	2008 (unaudited)
Revenues	$721,999	$644,146
Net loss	$(861,357)	$(609,687)
Basic and dilutedper share loss	$(0.00)	$(0.00)

Meanwhile, the original Letter of Intent to acquire Peck Electric expired while the Company was preoccupied with the acquisition and audit of Comanche’s financial statements. In 2010, Peck Electric signed a new Letter of Intent to be acquired by the Company.    It is anticipated that due diligence relating to this proposed acquisition, including an audit of Peck Electric’s financial statements, will be conducted in April of 2010.  Assuming the satisfactory completion of due diligence, and the Company’s ability to raise a sufficient amount of capital, the Company hopes to enter into a final acquisition agreement based on the audit results.

Plan of Operations

Our initial funding was provided by the sale of shares pursuant to Regulation S from our founding through the third quarter of 2009.  The Company began to actively look for other funding sources during the third quarter of 2009.  While alternate funding sources were explored, various shareholders provided loans to the company to continue funding operations through the balance of the year.  These loans totaled $190,219.  In addition to shareholders, the company also secured convertible loans from Asher Enterprises ($75,000), Kandoline Coleman ($16,336), and Forbes Investment, LTD ($20,000).  The company has the option to convert these notes to shares upon maturity.  The Asher Enterprises loan did not fund until January 4, 2010 due to extreme weather conditions on the East Coast which disrupted banking and UPS delivery operations during the last week of December 2009.  The Company has a $10,000,000 equity funding agreement with Auctus Private Equity Fund which can be used for existing and future acquisitions.  Other funding sources currently are being explored.

Our plan is to focus our market penetration on the biodigester market of the green energy industry.  Through our acquisitions, we hope to enable the Company to offer turnkey solutions of alternate power for heavily concentrated livestock operations.  In addition to the biodigester market, we will have a presence in the solar power as well as natural fertilizer markets if we are able to acquire Peck Electric.  We are actively seeking to acquire a company that has an existing biodigester system installed and operating, but our ability to do so depends on raising a sufficient amount of capital.

The Company hopes to utilize its bioreactor technology that targets the bioremediation market.  We have applied for a patent for this technology, which has the flexibility to be applied across many industries. We plan to target companies capable of leveraging the technology and capital that conforms with our financial selection criteria.   We intend to acquire an ongoing entity, develop a working prototype, and then implement our marketing plan to move our technology into commercial applications.  Our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

Our strategy for acquiring existing entities is to give our Company the revenue earned by the acquired entity and obtain sufficient capital to be eventually listed on an exchange, thereby maximizing shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  We are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As previously stated, we have signed a Letter of Intent to acquire Peck Electric, which will be audited in April 2010 with a view towards entering into a final acquisition agreement.  We will continue using our prospecting system to identify other companies that are a good fit for our business plan.  Again, our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

Ethanol Plan

Eventually we plan to create an economically sustainable, socially beneficial, environmentally responsible ethanol process that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  However, it is extremely expensive to enter this market.  We are exploring ways to produce ethanol with non food bio resources at a much smaller scale than currently being done.  Our approved patent addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.   Because of the volatile crude oil market swings of 2008, and a lack of sufficient capital, the Company is postponing any entry into the ethanol production until the market conditions for Ethanol stabilize.

Biomass-to-Fuel Plan

Green Energy Live, Inc. hopes to develop new technologies to help America’s farmers and livestock businesses to provide “Green Energy” for our future today.  Currently, there are very few competitors in this industry segment.   The Company has searched widely for a potential acquisition target in this market, but has been unable to locate companies that have done more than a one time installation of a biomass to fuel system.  Green Energy Live has targeted this part of the Green Energy industry to concentrate its resources in 2010 because of the apparent lack of competition.

Green Energy’s technology potentially could result in low-cost facilities that use biomass waste.  Green Energy may have the ability to achieve significant market penetration within this industry segment.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste products, is one aspect of the bio-fuels industry.  Converting animal waste to fuel, would not upset the ‘balance’ of the agricultural panoply. In contrast, growing crops for biomass fuels such as ethanol can result in unwanted problems.  In 2008, the price of corn increased significantly due to ethanol production.  This in turn, affected the price of food in the United States as well as in other countries.  We believe that ethanol is not a sustainable business model, thus Green Energy Live is turning to the use of animal waste as a biomass fuel source.  Converting animal waste to fuel could prevent contamination of watersheds.  Traditionally, disposing animal waste represents a cost to animal farmers, ranchers and feed lot owners thus affecting their profits.  Using animal waste to create energy instead could enable operators to realize profits from animal waste if enough energy can be created to send out to the “grid”.  At the very least, if the Company is successful in acquiring or developing suitable technology, this animal waste can be used to reduce operators’ demand and cost for utilities, thus reducing the overhead of their operations in two ways:  eliminating the cost to dispose of animal waste and reducing their need to purchase electricity from utility companies.   There are very few companies offering solutions in this market segment and Green Energy Live, Inc. has determined that this is the best entry point for a new company with limited resources.

Comanche Livestock Exchange

On July 24, 2009, Green Energy Live, Inc. acquired Comanche, which became a wholly owned subsidiary of the Company.  Comanche is a livestock auction market business that conducts livestock auctions 49 weekends per year.  It has been in continuous operation for over 61 years, and will continue to be run and managed by its former owner, Mr. Cagle, who has been operating Comanche for the past eight years.  The acquisition agreement includes a five-year management contract with Mr. Cagle, thereby  ensuring that Comanche will continue to be run by an experienced management team.

Comanche (CLE) is dedicated to serving large and small cattle producers.  It provides marketing options for cattle producers including live auction markets and direct sales, and also provides a full spectrum of cattle services for cattle owners and producers.  Many of CLE’s clients are older ranchers or part-time ranchers who prefer to have the “hands on” cattle work done by CLE either at the auction facility or on their own ranch land.

In the past eight years under the current management team, CLE tripled its average weekly volume in cattle sales because it has built a strong foundation of trust with its customer base.  CLE’s customers know that CLE is dedicated to bringing them the highest possible market price for the best cattle.  In addition,   CLE has been leading the way in bringing technology driven innovations in the auction process.  CLE has been one of the first companies in Texas to conduct live internet auction streaming and provide “real time” information to live audiences in the auction ring to assist with their buying decision processes.

What made Comanche an attractive candidate to become part of the Green Energy Live, Inc operations is its customer base and standing in the cattle community.  The Company plans to leverage the extraordinary good standing that CLE has with its customer base to penetrate the cattle community to find potential customers for its planned bio-waste system.  Feed lot owners and dairy operations are an obvious target for these systems because of the high concentration of livestock in a small footprint area.   Management and staff at Comanche are ready to present green energy options to its customer base if the Company is able to develop or acquire a biomass-to-fuel system that is ready for commercial application.

Other Potential Acquisitions

The Company has signed a letter to acquire Peck Electric, Inc (“Peck Electric”), which has been in business since the 1970’s.  Jeff Peck is a second-generation owner of the company and he has two other key employees who are significant minority owners. Peck Electric is a commercial electrical contractor and has considerable expertise in building control panels for various operations.  If the Company succeeds in acquiring Peck Electric, which is not assured, the Company will acquire a knowledge base that will help it design, develop and install its planned green energy solutions.

Market and Industry Considerations

The bio waste conversion market is an undeveloped and underserved market in the United States.  There are few installations in operation in various areas of the country.  The technology is not proprietary and few companies have attempted to make major inroads to serve this market.  The Company believes that a small, lean company can successfully enter this market because it has lower overhead costs than larger potential  competitors  in the alternative energy industry.  There are internal and external factors that will drive development of this market, including but not limited to:

•	Regulatory Issues
•	Hazardous waste regulation and control
•	Energy cost benefits that can offset the cost to install and operate these systems
•	Potential, tradable carbon credits that these system installations will produce
•	Government regulations and incentives to more efficiently handle and utilize animal waste in high concentration operations

Because of these external drivers, this industry has the potential to develop into a high demand industry and the Company hopes to be a significant player in this market.  2010 is a pivotal year during which the Company plans to identify and acquire a company that has an existing and installed biomass-to-fuel system.  The Company hopes to develop ways to bring any such system to more sites in a cost effective manner.  The Company plans to focus its research and development efforts on biomass-to-fuel systems in 2010.

All of our plans will require significant additional capital, which is not assured.  We will require approximately $600,000 in capital to complete our Comanche acquisition and provide a line of credit for its auction operations,  $5,000,000 to acquire Peck Electric, and at least $1,000,000 for research and development in 2010 and another $1,000,000 for prospecting and marketing.  In addition we need a capital infusion of about $500,000 to remove our current balance sheet payables.  The Company’s inability to obtain capital on acceptable terms could prevent it from executing its business plan, or could result in the cessation of operations.

Results of Operations

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “we”, “us”, and “our” refer to Green Energy Live, Inc. and its subsidiary.

Comparison of the Year ended December 31, 2009 with the Year ended December 31, 2008

Due to the acquisition of the Company’s first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the year ended December 31, 2009 are not comparable to that of the same periods in 2008. Until July 24, 2009, GELV had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
The Company recorded revenue from planned principal operations of $259,418 and $0 for the years ended December 31, 2009 and 2008, respectively. Reported revenues were derived entirely from the operations of CLE for the period July 24, 2009 to December 31, 2009.

Operating Expenses –
Consolidated operating expenses were $1,313,698 for the year ended December 31, 2009 compared to $658,461 for the year ended December 31, 2008, an increase of $655,237 or 100%. Of the increase in operating expenses, approximately $229,052 is attributable to the operating expenses of CLE for the period July 24, 2009 to December 31, 2009. The remaining increase in operating expenses for both periods were primarily attributable to professional and consulting fees relating to GELV’s business development activities, and compensation expenses which increased substantially during 2009 as the Company positioned itself to commence significant operations such as the acquisition of CLE.

Interest Expense –
Interest expense increased by $71,955 in the year ended December 31, 2009 compared to the prior year period.  This includes approximately $49,000 for the accretion of debt discount on the new convertible promissory notes, $1,700 interest expense on the convertible promissory notes, $11,600 interest on the acquisition promissory, $1,100 interest expense on vendor past due invoices and, $9,000 of interest expense of debt held by CLE for the period July 24, 2009 to December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, we had a deficit in working capital of $809,097 compared to $305,592 at December 31, 2008.  Our cash and restricted cash balance at December 31, 2009 was $31,979 and $72,874, respectively compared to our cash balance of $4,467 at December 31, 2008.

The increase in working capital deficit was attributable to both developmental activities occurring during the period relating to planned business expansion and the CLE acquisition which increased the Company’s current liabilities, the current portion of Seller-financed debt of the CLE acquisition and the convertible promissory notes issued.  Our primary liquidity needs are to fund our working capital deficit acquisition debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations, shareholder loans, and private placement of shares.

We used cash in operating activities in the year ended December 31, 2009 of $215,548 compared to $320,922 in the year ended December 31, 2008. Cash was used by operations primarily due to a net loss of $1,158,826, non-cash charges of $709,026 and decreases in other receivables and prepaid expenses of $29,915 and increase in accounts payable and accrued expenses of $228,337 and decrease in accrued consulting fees of $24,000.  Non-cash charges were comprised primarily of $59,426 of depreciation and amortization, shares issued for acquisition costs of $24,000, shares issued for services of $560,000, accretion of interest on the acquisition note of $11,622 and accretion of debt discount on the convertible promissory notes of $48,955. Other receivables and prepaid expenses decreased due to payments from a related party.  Accounts payable and accrued expenses increased primarily due to the $128,796 increase in professional fees payable, $30,000 increase in the payroll due to the president of the Company and $43,540 increase in accounts payable due to the Comanche acquisition.

We used cash in investing activities in the year ended December 31, 2009 of $85,136 compared to $7,949 in the year ended December 31, 2008.  Capital expenditure totaled $7,277 and $794 in the years ended December 31, 2009 and 2008, respectively. Capital expenditure in 2009 and 2008 consisted primarily of purchases of computer equipment and software. Cash of $72,874 was restricted auction proceeds owed to livestock sellers from the Comanche operations as of December 31, 2009. There was no restricted cash outstanding at December 31, 2008.

Our net cash provided by financing activities was $328,196 for the year ended December 31, 2009, primarily as a result of proceeds from private placements of shares of $162,262, proceeds from convertible notes issued to related parties of $190,219, proceeds from convertible notes issued to non-related parties of $36,336, payment of the CLE acquisition note of $50,000 and debt payments of $10,621.

To raise funds for working capital, during the period from January 4, 2010 to April 5, 2010, we issued a series of convertible notes to Asher Enterprises, Inc. receiving a total of $250,000 in cash. To raise further funds for our debt and working capital deficit, the Company has reached an agreement with Duchess Equity Fund LP for sale of up to 20,000,000 shares of its stock over a 36 month period, and another agreement with Auctus Private Equity Fund, LLC for sale of up to $10 million of the Company’s common stock.  Both agreements are contingent upon submission of an effective registration statement with the SEC. The Company hopes that it will succeed in having an effective registration statement, which will facilitate raising capital and facilitate further sales. However, there is no guarantee that any effective registration statement will result in raising sufficient capital to meet the Company’s needs, if any at all. In addition, the Company is exploring other private equity and debt financing opportunities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to the reported financial statements by considering accounting policies that involve the most complex or subjective decisions or assessment.  We have identified our most critical accounting policies to be those related to revenue recognition, intangible assets, deferred costs of developing patents. income taxes and estimates and assumptions.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Green Energy Live, Inc. and its subsidiary (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective date of acquisition.

Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Operations
Prior to the acquisition of CLE in 2009, the Company had presented its financial statements as a development stage enterprise as it had not realized significant revenues or operations. The Company considers itself to have exited its development stage upon the acquisition of CLE.

Deferred Costs of Developing Patents
The Company has two patents pending final federal regulatory approval and one patent authorized by the Unites States Patent Office. In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their useful life that reflects the entity’s consumption of the expected benefits related to the asset and when patent protection contributes directly or indirectly to the future cash flows of the Company.

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

Property, Equipment and Depreciation
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows: furniture, fixtures and equipment (3-7 years), software (3-5 years), and buildings (39 years). Maintenance, repairs, and minor alterations are charged to operations as expenditures occur.

Intangible Assets
Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. The intangible asset is related to the Comanche Livestock Exchange, LLC acquisition and consists of customer relationships being amortized over a 10 year period based on its long-standing and stable customer base.

Impairment of Long Lived Assets
The Company reviews long-lived assets and the identifiable intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted Cash
Restricted cash in the accompanying balance sheets represents a custodial account established for auction proceeds and payments. As of December 31, 2009, restricted cash consists of $72,874 of net auction proceeds owed to livestock sellers. There was no restricted cash outstanding on the 2008 financial statements of the Company.

Auction Proceeds Payable
The Company facilitates the weekly auctions for the sale of livestock on behalf of other sellers.  Auction proceeds received by the Company are held in a separate custodial account in the name of the Company.  Proceeds are then paid to the sellers from this account, net of the Company’s commission.  Auction proceeds payable represents amounts owed to the sellers from previous sales, and is included in the Accounts payable and accrued expenses balance.

Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $13,397 in 2009 and $540 in 2008.

Income Taxes
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard related to Accounting for Uncertainty in Income Taxes, now codified as Accounting Standards Codification (“ASC”) Topic 740.  ASC Topic 740 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes the recognition threshold and measurement attribute for disclosures of tax positions previously taken or expected to be taken on an income tax return.  The Company adopted the provisions of ASC Topic 740 effective January 1, 2009, and, accordingly, analyzed its filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has also elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any changes for such, to the extent they arise, as a component of its general and administrative expenses.  The adoption of ASC Topic 740 has no significant impact on the Company’s consolidated financial statements.

Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the common shares issuable upon conversion of the outstanding notes. For the years ended December 31, 2009 and 2008, shares issuable upon conversion of the notes were antidilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Acquisition Accounting
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. FASB ASC Topic 805 was effective beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date.

Fair Value Measurements
The Company has considered the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” The Company has no assets and liabilities that are measured and recognized at fair value as of December 31, 2009 on a recurring or non-recurring basis.

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In March 2010, ASC Topic 855, “Subsequent Events” was amended by Accounting Standards Update (ASU) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, to exclude entities that file or furnishes financial statements with the SEC from disclosing the date through which subsequent events have been evaluated.  The new authoritative guidance is effective immediately.  Although the Company must continue to evaluate subsequent events through the date on which the consolidated financial statements are issued the Company is no longer required to disclose the date on which subsequent events have been evaluated.  See Note 10 of the Financial Statements for inclusion of Subsequent Events through date of issuance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8.   Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.   Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2009:

•
Policies and Procedures for the Financial Close and Reporting Process — As of December 31, 2009, there were no written policies or procedures that clearly define the roles in the financial close and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Accounting and Finance Personnel Weaknesses – As of December 31, 2009, our current accounting staff was relatively small and we did not have an adequate accounting infrastructure.  Due to the small size of our accounting staff, our ability to segregate   duties throughout the financial reporting processes is limited.  Due to the significance of this issue, the lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Lack of functioning Audit Committee — As of December 31, 2009, we did not have an audit committee member who had been designated or qualifies as a financial expert, and did not have sufficient specified audit committee meetings resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

Management’s Remediation Initiatives

In light of the foregoing, we plan to implement and have implemented a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of the filing of this  10-K, include our retention of an outside Certified Public Accounting firm to assist us in the evaluation and testing of our internal control system on an ongoing basis and to identify improvement opportunities related to our accounting and financial reporting processes in order  to streamline and improve the effectiveness of these processes, drafting of written policies or procedures that clearly define the roles in the financial close and reporting process, appointment of an audit committee member who has been designated or qualifies as a financial expert and holding of specific audit committee meetings focused on the monitoring fo financial reporting effectiveness.

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

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and the identification of the material weaknesses set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation steps set forth above.

Changes in Internal Control over Financial Reporting

The changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting are detailed above in management’s remediation initiatives.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of December 31, 2009 is as follows*:

NAME	AGE	POSITION
Bob Rosen	66	Chairman of the Board of Directors
Karen E. Clark	55	President, Chief Executive Officer, and Chief Financial Officer
Bill McFarland	55	Director

*Board member ages are stated as of March 31, 2010

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Bob Rosen, 66, Chairman of the Board.   Bob Rosen is a nationally recognized management consultant to developers, corporations, condominiums and community associations.  He serves as the President of Rosen Consultants and Global Consulting & Management, Inc., both national firms located in Miami, Florida specializing in providing consulting services to attorney firms, developers, and association clients in the Southeastern United States.  He is a graduate of the University of Miami with both Bachelors and Masters Degrees in Business Administration (Marketing & Management).

He was the founder and past President of the South Florida Chapter of Community Associations Institute (CAI), and completed serving six years on the CAI National Board of Trustees headquartered in the Washington, D.C. area.  Mr. Rosen was a founding member of the CAI Presidents Club and was among the first inductees to both the CAI Hall of Fame and Century Club over the past thirty years.  He also had served as Dean of the Management Practices and Principles Course and was a Senior Faculty Instructor for the "Management Operations" course, the "Management Practices" course and also the "Management and Law" course in the CAI Professional Management Development Program.  Mr. Rosen had also served a term on the Research Foundation Board of Directors in Washington.

From 1996 to 2007, Mr. Rosen was Adjunct Professor of Management and the Coordinator of the Creative Leadership Management Program for the Miami-Dade College.  He also served as the President of the Graduate School Alumni Association at the University of Miami and served as the President of the Greater Miami Chapter of Omicron Delta Kappa National Leadership Honor Society.

Karen E. Clark, 55, CEO / Principal Financial Officer / Director.  Karen has 30 years of industry and marketing experience. She has a Bachelor of Engineering degree from Purdue University and an MBA from Pepperdine University. She has held various staff and management positions in leading edge technology companies in the aerospace, automation and controls, automotive, financial, and the consumer goods industries. For more than a decade, Karen has owned and operated her own Management Consulting Company working with start-up companies on strategic planning, marketing, and internal operations.

Bill McFarland, 55, Director.  Mr. McFarland recently celebrated 30 years in the automotive industry. He spent his first six years in sales and sales management and the next eight years in finance & insurance, specializing in building lending relationships between finance institutions and his customers. His success in building these relationships resulted in record sales volume. Since August 1990 Bill has purchased and operated 4 dealership facilities with seven different automobile franchises in Chicago Illinois’ metro and suburban markets. Since August 2006 Bill has been selling the last of his dealerships in order to devote his time and energy to mergers and acquisitions along with management of, and consulting for, Green Energy Live, Inc., and other business interests.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or voluntarily resign.

Committee of the Board of Directors

We are managed under the direction of our Board of Directors.  The Company’s outside Directors also act as the Audit Committee with Mr. B. Rosen acting as the Chair.

Compliance with Section 16(a) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009, with the exception of its quarterly report on Form 10Q for the quarter that ended September 30, 2009, which was filed one day after the extension period.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, there are reports required to be filed which have not been timely filed during the fiscal year ended December 31, 2009 and the Company and its officers and directors intend to file such reports prior to the filing of the Company’s March 31, 2010 10Q. The persons and entities that will be filing the reports of ownership and changes include Karen Clark, CEO, Bob Rosen, Director and Chairman of the Board, Bill McFarland, Director, Tyberius LLC, Scott Francis, Louise Stevens, Tech Development LLC and Michele McDonald.

Code of Ethics

The Company has a code of ethics that applies to its Officers and Directors.

Item 11.   Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us.

Name and Principal Position			Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
	Year	Salary
Karen Clark, President, Chief Executive Officer, Director*	2009	$120,000	N/A	N/A	N/A	$120,000
Karen Clark, President, Chief Executive Officer, Director**	2008	$125,000	N/A	N/A	N/A	$125,000

Bill McFarland, Director	2009	$-	N/A	N/A	N/A	$-
Bill McFarland, Director	2008	$-	N/A	N/A	N/A	$-

Bob Rosen, Chairman of the Board of Directors	2009	$-	N/A	N/A	N/A	$-

Keith Field, Chairman of the Board of Directors***	2008	$62,300	N/A	N/A	N/A	$62,300

* Of the $120,000 in 2009 contractual compensation, only $90,000 was actually received.  The remainder of the compensation was deferred until operational cash flow improves and is recorded as an accrued expense.
** Of the $125,000 in 2008 of contractual compensation, only $55,000 was actually received.  The rest of the compensation was deferred until operational cash flow improves.  This deferred compensation was still unpaid as of December 31, 2009.  $5,000 of this received compensation included a $5,000 year end bonus in lieu of unreimbursed expenses that were accrued while the company was conserving its cash on hand during 2008 while going through the FINRA 15C211 process.
*** Of the $60,000 in compensation for consulting services unrelated to Mr. Field’s duties as former Chairman of the Board, only $10,000 was actually received and $50,000 was deferred until operational cash flow improves.  The additional $2,300 was an expense reimbursement of the expense incurred setting up communications with the various advisors that work with our shareholders.  Mr. Field also has a health insurance policy which is included in an employee leasing contract.

Stock Option Grants

None.

Employment Agreements

The Company has an employment agreement with Karen Clark to serve as President and Chief Executive Officer.    The terms of this employment agreement are:

•	This agreement went into effect on November 1st, 2007 and remains in effect until terminated or amended upon mutual agreement of both parties.
•	Either party may terminate the agreement as long as 30 days written notice is provided.
•
Compensation will be paid during the 30 day notice period.  Contracted to perform various executive, accounting and administrative tasks associated with operating and managing a public company and executing the Business Plan.

•	Will have full authority provided to an officer of the corporation.

Ms. Clark is also performing the Chief Financial Officer responsibilities until additional staff is hired that can assume this area of responsibility. In January 2009, she became an official employee of Green Energy Live, Inc. at a monthly salary of $10,000. There are no additional benefits in the compensation package at the present time.

As part of the acquisition agreement, Dean Cagle is under contract with Green Energy Live, Inc. to run Comanche at an annual salary of $50,000 per year.  Mr. Cagle is not an officer or director of Green Energy Live, Inc.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Tyberius LLC 2524 Boyer Ave East #440 Seattle, WA 98102	98,370,000	14.62%

Common Stock	Scott Francis 59-574 Makana Rd Haliewa, HI 96712	57,000,000	8.47%

Common Stock	Louise Stevens 270 Citrus Rd River Ridge, LA 70123	57,000,000	8.47%

Common Stock	Tech Development 2524 Boyer Ave East #440 Seattle, WA 98120	57,000,000	8.40%

Common Stock	Tech Development 410 Broadway Avenue East, Suite 120 Seattle, WA 98102	53,370,000	7.93%

Common Stock	Michele McDonald 5860 Citrus Blvd. # 196 Harahan, LA 70123	45,000,000	6.69%

Common Stock	Bob Rosen(Chairman) (Rosen Consulting) 8880 S.W. 67th Court Miami, FL 33156	7,500,000	1.11%

Common Stock	Bill McFarland (Board Member)	9,240,000	1.37%

Common Stock	Karen Clark (President, Chief Executive Officer, and Board Member)	3,000,000	0.45%

The percent of class is based on 658,553,338 shares of common stock issued as of December 31, 2009.

There are no director fees for the members of the Board of Directors.  There was no other stated compensation for serving on the Board of Directors in 2009.

Item 13.   Certain Relationships, Related Transactions, and Director Independence.

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

On April 1, 2010, the Board unanimously approved a resolution to issue Board Members stock to serve on the Board.  The resolution included 10,000,000 shares for Chairman Bob Rosen and 15,000,000 shares each to Bill McFarland and Karen Clark.  In addition, 12,000,000 shares are to be issued to  Keith Field as a bonus.  This stock was issued on April 1, 2010 and the closing price of the stock on April 1, 2010 was $00.0100 for the day.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2009 and 2008, we were invoiced approximately $41,802 and $25,750, respectively for professional services rendered for the audit of the Company’s annual statements and reviews of interim quarterly financial statements included in the Company’s Forms 10-Qs in 2009.

Audit Related Fees

The Company was invoiced $44,266 (Comanche) and $6,575 (Peck) in 2009 and $13,148 in 2008, for professional services rendered for acquisitions.  Other fees and research service costs were $6,740 and $6,245 in 2009 and 2008, respectively.

Tax Fees

The company paid for no outside professional services for tax preparation for 2009 and 2008.

All Other Fees

The Company incurred no additional expenses in this area for 2009 and 2008.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and interim review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 and 2008 were approved by the Board of Directors.

Part IV

Item 15.   Exhibits, Financial Statement Schedules

a). Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement – not applicable

3. Exhibits

Exhibit No.	Title of Document
3.1	Articles of Incorporation*
3.2	Bylaws *
14	Code of Ethics
31.1
Certification of Karen Clark, Chief Executive Officer, and Principal Financial Officer of Green Energy Live, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Karen Clark, Chief Executive Officer and Principal Financial Officer of Green Energy Live, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Form SB-2, filed on January 15, 2008 (File No. 333-148661)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 31, 2009

By /s/ KarenE.  Clark
Karen E. Clark,
President,
Chief Executive Officer,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen E. Clark	President,	December 31, 2009
Karen E. Clark	Chief Executive Officer, Principal Financial Officer

/s/ Bob Rosen	Chairman of the Board of Directors	December 31, 2009
Bob Rosen

/s/ Bill McFarland	Director	December 31, 2009
Bill McFarland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Green Energy Live, Inc.
Wyoming, Michigan

We have audited the accompanying consolidated balance sheets of Green Energy Live, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not yet established an ongoing source of principal operating revenue sufficient to absorb its operating costs. The Company must obtain adequate capital to fund the operating losses incurred as the Company continues to seek additional acquisitions and secure a source of principal operating revenue sufficient to make the Company profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 3.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rehmann Robson P.C.

Grand Rapids, Michigan
April 14, 2010

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,979	$4,467
Restricted cash	72,874	-
Prepaid expenses and other assets	38,450	20,757
Other receivable - related party	56,770	-
Total current assets	200,073	25,224

PROPERTY AND EQUIPMENT, net	842,327	20,826

OTHER ASSETS
Deferred costs of patents	80,530	75,545
Intangible asset, net	97,373	-

TOTAL ASSETS	$1,220,303	$121,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,670	$816
Accrued consulting fees - related party	306,000	330,000
Current portion of long-term debt	26,446	-
Acquisition note payable to related party - current portion	309,099	-
Convertible notes payable to related party	41,975	-
Convertible notes payable	6,980	-

Total current liabilities	1,009,170	330,816

ACQUISITION NOTE PAYABLE - RELATED PARTY	230,033	-

LONG-TERM DEBT	297,033	-

Total liabilities	1,536,236	330,816

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 1,500,000,000 shares
authorized, 658,553,338 and 568,948,605 shares issued and
outstanding as of December 31, 2009 and 2008, respectively	65,854	56,895
Additional paid-in capital	2,131,918	1,088,763
Accumulated deficit	(2,513,705)	(1,354,879)

Total stockholders' deficit	(315,933)	(209,221)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,220,303	$121,595

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUES	$259,418	$-

COST OF REVENUES	31,896	-

GROSS PROFIT	227,522	-

OPERATING EXPENSES
Compensation	235,159	-
General and administrative	280,443	136,881
Consulting fees to shareholders	485,000	240,000
Contracted services to related parties	50,000	187,300
Professional fees	203,670	87,809
Depreciation and amortization	59,426	6,471
Total operating expenses	1,313,698	658,461

Operating Loss	(1,086,176)	(658,461)

OTHER INCOME (EXPENSE)
Interest expense	(72,424)	(469)
Loss on disposal of equipment	(226)	-
Interest income	-	16
Total other expense	(72,650)	(453)

NET LOSS	$(1,158,826)	$(658,914)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING *	601,696,282	558,228,600

* Retroactively adjusted for 1-to-15 forward stock split (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, January 1, 2008	553,704,750	$55,371	$788,265	$(695,965)	$147,671

Issuances of common stock for cash	15,213,855	1,521	299,901	0	301,422

Issuances of common stock in exchange
for consulting services	30,000	3	597	0	600

Net loss	-	-	-	(658,914)	(658,914)

Balances, December 31, 2008	568,948,605	56,895	1,088,763	(1,354,879)	(209,221)

Issuances of common stock for cash	21,419,380	2,141	160,121	-	162,262

Issuances of common stock in exchange
for consulting services	780,000	78	4,719	-	4,797

Issuance of common stock in exchange
for debt extinguishment - related party	58,505,353	5,850	554,150	-	560,000

Issuance of common stock in exchange
for acquisition of business	7,500,000	750	49,250	-	50,000

Issuances of common stock to settle
acquisition costs	400,000	40	23,960	-	24,000

Issuances of common stock to settle
stock offering costs	1,000,000	100	24,400	-	24,500

Recognition of Beneficial conversion features in
connection with the issuance of convertible notes	-	-	226,555	-	226,555

Net loss	-	-	-	(1,158,826)	(1,158,826)

Balances, December 31, 2009	658,553,338	$65,854	$2,131,918	$(2,513,705)	$(315,933)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OFCASH FLOWS

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,826)	$(658,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	226	-
Depreciation and amortization	59,426	6,471
Common shares issued to settle business acquisition costs	24,000	-
Common shares issued in exchange for services	4,797	600
Common shares issued in exchange for debt extinguishment - related party	560,000	-
Accretion of interest on acquisition note	11,622	-
Accretion of debt discount as interest expense	48,955	-
Change in operating assets and liabilities which provided (used) cash, net in 2009 of business acquisition:
Other receivable - related party	23,108	-
Prepaid expenses and other assets	6,807	3,602
Accounts payable and accrued expenses	228,337	327,319
Accrued consulting fees - related parties	(24,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(215,548)	(320,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,277)	(794)
Deferred costs of developing patents	(4,985)	(7,155)
Increase in restricted cash	(72,874)	-

NET CASH USED IN INVESTING ACTIVITIES	(85,136)	(7,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on acquisition note - related parties	(50,000)	-
Proceeds from convertible notes - related parties	190,219	-
Proceeds from convertible notes	36,336	-
Long-term debt repayments	(10,621)	-
Proceeds from issuance of common stock	162,262	301,422

NET CASH PROVIDED BY FINANCING ACTIVITIES	328,196	301,422

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,512	(27,449)

CASH AND CASH EQUIVALENTS, beginning of year	4,467	31,916

CASH AND CASH EQUIVALENTS, end of year	$31,979	$4,467

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
AND INVESTING TRANSACTIONS:

Non-cash assets acquired/debt assumed in business acquisition:
Other receivable - related party	$79,878	$-
Property and equipment	869,661	-
Identifiable intangible asset	101,588	-
Accounts payable and accrued expenses	89,517
Long-term debt	334,100	-
Promisory note issued for acquisition of business	577,510	-
Common stock issued	50,000	-

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOWS
INFORMATION:
Cash paid for interest	$8,597	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Green Energy Live, Inc. (the “Company” or “GELV”) was incorporated on January 17, 2007 under the laws of the State of Nevada.  The Company is a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives, and is currently in the process of implementing its strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies. Effective September 10, 2008, the Company received its trading symbol, GELV, and is quoted on both the Pink Sheets and the OTCBB (Over the Counter Bulletin Boards).

On July 24, 2009, the Company acquired 100% of the membership interests in Comanche Livestock Exchange, LLC (“CLE”), a Texas limited liability company. CLE primarily generates revenues from commission based livestock marketing sales, providing the location and personnel for the sale of cattle on the behalf of others and receives a commission from these services. CLE also provides feed and cattle services.

Summary of Significant Accounting Policies

Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Green Energy Live, Inc. and its subsidiary (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective date of acquisition.

Development Stage Operations
Prior to the acquisition of CLE in 2009, the Company had presented its financial statements as a development stage enterprise as it had not realized significant revenues or operations. The Company considers itself to have exited its development stage in 2009 as a result of the acquisition of CLE.

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

Property, Equipment and Depreciation
Land is carried at cost. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows: furniture, fixtures and equipment (3-7 years), software (3-5 years), and buildings (39 years). Maintenance, repairs, and minor alterations are charged to operations as expenditures occur.

Deferred Costs of Patents
The Company has two patents pending final federal regulatory approval and one patent authorized by the Unites States Patent Office. In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” these patent amounts, consisting of consulting and legal fees, are stated at cost and are expected to be amortized over their useful life that reflects the entity’s consumption of the expected benefits related to the asset and when patent protection contributes directly or indirectly to the future cash flows of the Company.

Intangible Assets
Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite.  The intangible asset is related to the Comanche Livestock Exchange, LLC acquisition and consists of customer relationships. Customer relationships are being amortized on a straight line basis over a 10 year period. (See Note 5 – Acquisition).

Impairment of Long Lived Assets
The Company reviews long-lived assets and the identifiable intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted Cash
Restricted cash in the accompanying balance sheets represents a custodial account established for auction proceeds and payments. As of December 31, 2009, restricted cash consists of $72,874 of net auction proceeds owed to livestock sellers. There was no restricted cash outstanding on the 2008 financial statements of the Company.

Auction Proceeds Payable
The Company facilitates the weekly auctions for the sale of livestock on behalf of other sellers. Auction proceeds received by the Company are held in a separate custodial account in the name of the Company. Proceeds are then paid to the sellers from this account, net of the Company’s commission. Auction proceeds payable represents amounts owed to the sellers from previous sales, and is included in the accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2009.

Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $13,397 in 2009 and $540 in 2008.

Income Taxes
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard related to Accounting for Uncertainty in Income Taxes, now codified as Accounting Standards Codification (“ASC”) Topic 740.  ASC Topic 740 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes the recognition threshold and measurement attribute for disclosures of tax positions previously taken or expected to be taken on an income tax return.  The Company adopted the provisions of ASC Topic 740 effective January 1, 2009, and, accordingly, analyzed its filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has also elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any changes for such, to the extent they arise, as a component of its general and administrative expenses.  The adoption of ASC Topic 740 has no significant impact on the Company’s consolidated financial statements.

Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the common shares issuable upon conversion of the outstanding notes. For the years ended December 31, 2009 and 2008, shares issuable upon conversion of the notes were antidilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Acquisition Accounting
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. FASB ASC Topic 805 was effective beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date. (See Note 5 for the results of this standard applied to the acquisition of CLE).

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In March 2010, ASC Topic 855, “Subsequent Events” was amended by Accounting Standards Update (ASU) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, to exclude entities that file or furnishes financial statements with the SEC from disclosing the date through which subsequent events have been evaluated.  The new authoritative guidance is effective immediately.  Although the Company must continue to evaluate subsequent events through the date on which the consolidated financial statements are issued the Company is no longer required to disclose the date on which subsequent events have been evaluated.  See Note 10 for inclusion of Subsequent Events through date of issuance.

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

The Company has no assets and liabilities that are measured and recognized at fair value as of December 31, 2009 on a non-recurring basis. The Company has an intangible asset, recognized at fair value of $101,588 as of July 24, 2009 on a non-recurring basis, as a result of the acquisition of Comanche Livestock Exchange, LLC (see Note 5). The Company has recognized the fair value of beneficial conversion features in connection with the issuance of convertible notes (see Note 6).

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” on April 1, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The Company’s cash and cash equivalents, related party receivable, accounts payable, and accrued liabilities carrying  values approximates their fair value amounts due to their current maturities as of December 31, 2009. The Company’s acquisition and long term notes payable carrying values approximate their fair value amounts due to the terms of these notes and the Company discounting the acquisition note to its fair value at the date of acquisition (see Note 5). Convertible notes payable are presented at their estimated fair values based upon embedded beneficial conversion features (see Note 6).

3.            GOING CONCERN

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

Management's plan is to generate revenue and positive operating cash flows from business conducted by developing and commercializing energy conversion technology, and to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.
4.            PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31,
	2009	2008
Furniture, fixtures and equipment	$188,676	$26,602
Software	25,125	4,416
Buildings	618,757	-
Land	75,000	-
Total Property and equipment	907,558	31,018
Less: Accumulated depreciation	(65,231)	(10,192)
Property and equipment, net	$842,327	$20,826

Depreciation expense was $55,211 and $6,471 in 2009, and 2008, respectively.

5.            ACQUISITION – COMANCHE LIVESTOCK EXCHANGE, LLC

Effective July 24, 2009, the Company acquired all outstanding membership interests in Comanche Livestock Exchange, LLC (“CLE”). The purpose of the acquisition is to provide a large client base for the Company’s biomass to fuel system. As initial consideration, the sole CLE member (“Seller”) received 7,500,000 common shares of GELV with a fair value of $50,000 at closing, based on the acquisition date closing quoted market price for the Company’s common shares. The Company also executed a Promissory Note to the Seller with an initial face value of $950,000, to be reduced by two pre-existing long-term debt obligations owed by CLE, totaling $334,100. These notes were not paid off and were assumed by the Company, thereby reducing the initial Promissory Note to $615,900. The Promissory Note is unsecured and bears no interest. Accordingly, the Company recorded the Promissory Note at a present value of $577,510, with an imputed interest rate of 5%. A reconciliation of the Promissory Note face value to the principal recorded on acquisition date by the Company is as follows:

Note face value	$950,000
Reduction for debt assumed by Company	(334,100)
615,900
Imputed interest	(38,390)

Present value of Promissory Note, at acquisition date	$577,510

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (subsequently reduced to $115,900 due to Seller’s debt assumed by the Company as noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company was in default on the $65,900 remaining First Installment balance due on December 30, 2009. On January 4, 2010, the Company and Seller executed a modification to the Purchase Agreement, extending the due date on the $65,900 to January 31, 2010. In a series of transactions from February 5, 2010 to March 30, 2010 the Company converted $410,000 of the Promissory Note into shares of common stock of the Company. In consideration for the modifications of Promissory Note terms, the Company issued 400,000 common shares to the Seller having a fair value of $24,000, based on the issuance date closing quoted market price for the Company’s common shares. The Company expensed this amount as acquisition costs in 2009.

The following provides a recap of total principal and accrued imputed interest of $11,622 due under the Promissory Note at December 31, 2009.

December 31, 2009	$65,900
July 23, 2010	243,199

Acquisition note payable to related party - current portion	309,099

Acquisition note payable to related party (due July 23, 2011) - non-current portion	230,033

Total note principal and imputed interest	$539,132

The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (July 24, 2009).

	July 24, 2009 (as initially reported)	Measurement Period Adjustments	July 24, 2009 (as adjusted)
Assets acquired:
Current assets	$79,878	$-	$79,878
Property and equipment	869,661	-	869,661
Goodwill	101,588	(101,588)	-
Intangible asset	-	101,588	101,588
	1,051,127	-	1,051,127
Liabilities assumed:
Current liabilities (other than debt obligations)	(89,517)	-	(89,517)
Debt obligations	(334,100)	-	(334,100)

	(423,617)	-	(423,617)
Net assets acquired and liabilities assumed:	$627,510	$-	$627,510
Purchase price:
Common stock	$50,000	$-	$50,000
Seller-financed debt	577,510	-	577,510
Total purchase price	$627,510	$-	$627,510

The identifiable intangible asset acquired is attributable to the value of customer relationships. The valuation of intangible assets acquired was completed during the fourth quarter ended December 31, 2009. Amortization expense amounted to $4,215 in 2009. The estimated amortization expense for intangible assets is $10,159 for each of the years 2010 through 2014.

Pro Forma Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and CLE as if the acquisition had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Year Ended December 31,
	2009 (unaudited)	2008 (unaudited)
Revenues	$721,999	$644,146
Net loss	$(861,357)	$(609,687)
Basic and dilutedper share loss	$(0.00)	$(0.00)

6.            CONVERTIBLE NOTES

During 2009, the Company issued convertible notes (the “note” or “notes”) to related parties and non-related parties in the aggregate amount of $190,219 and $36,336, respectively. The various issuances of these notes are as follows:

Issue dates Related parties	Interest rates	Face values	Due dates
7/1/2009	8%	$3,007	6/30/2011
10/5/2009	5%	8,500	4/5/2010
10/14/2009	5%	26,691	4/14/2010
10/21/2009	5%	20,522	4/30/2010
10/30/2009	5%	41,299	4/30/2010
11/9/2009	5%	39,956	5/8/2010
11/24/2009	5%	10,345	5/24/2010
11/30/2009	5%	10,000	5/28/2010
12/27/2009	5%	29,900	5/28/2010
Total related parties		190,219
Less: Beneficial conversion feature		(190,219)
Add: Interest accretion		41,975
Total Convertible notes payable to relatedparties		$41,975
Unrelated parties
10/19/2009	5%	$20,000	4/15/2010
12/24/2009	5%	16,336	6/30/2010
Total unrelatedparties		36,336
Less: Beneficial conversion feature		(36,336)
Add: Interest accretion		6,980
Total Convertible notes payable to unrelatedparties		$6,980

The notes are due and payable on the due dates with interest. At the election of the Company, upon maturity, the notes and interest accrued thereon can be converted in whole or in part, into an equivalent of the Company’s common stock by taking the principal and accrued interest to be converted and dividing it by fifty percent of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in terms of the note agreements range from 10 days to one month.

In accordance with the provisions of EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments  (“EITF 00-27”), (codified in 470-20 of ASC 470,  Debt ) the Company calculated the aggregate value of the embedded beneficial conversion features of $190,219 and $36,336 in connection with the issuance in 2009 of related parties and non-related parties convertible notes, respectively. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares issuable on conversion. The embedded beneficial conversion feature was recorded as a contribution to Additional Paid-In Capital of $226,255. The resulting debt discounts are being accreted over the term of the note using the effective interest amortization method. For 2009, the Company has recorded accretion of $41,975 and $6,980 as interest expense in connection with the 2009 related parties and non-related parties notes, respectively. The Company has also recorded accrued interest of $1,486 and $216 in connection with the 2009 related parties and non-related parties notes, respectively, as of December 31, 2009.

7.            LONG-TERM DEBT

Long-term debt includes a note payable to a bank of $311,922, collateralized by real estate and a computer equipment note payable of $11,556. The bank note is payable over 147 months through May 25, 2022. The total monthly payments are $2,873, or more, including interest charged at a rate of 5.25%. The computer note is payable over 16 months through April 11, 2011. The total monthly payments are $770, or more, including interest charged at 9.25%.

Schedule of aggregate annual principal payments under the note for each of the five years subsequent to December 31, 2009 and thereafter are summarized as follows:

2010	$26,446
2011	22,528
2012	20,557
2013	21,662
2014	22,827
Thereafter	209,459
$323,479

8.            COMMON STOCK

Shares Issued for Cash/Debt Cancellation
During  2009 and 2008, the Company sold 21,419,380 and 15,213,855 common shares, respectively, under a Regulation S Stock Purchase Agreement with a foreign placement company. The Company received a total of $162,262 and $301,422 in cash during the years ended December 31, 2009 and 2008, respectively, for these shares.

On June 18, 2009, an existing stockholder was issued 29,589,690 common shares in exchange for cancellation of $80,000 in debt payable on the vendors past due monthly service fees for all the unpaid invoices of the period prior to July 1, 2008. The total market price at the date of the exchange of the 29,589,690 shares was $80,000.

On December 31, 2009, an existing stockholder was issued 28,915,663 common shares in exchange for cancellation of $240,000 in debt payable on the vendors past due monthly service fees for all the unpaid invoices prior to July 1, 2009. The total market price at the date of the exchange of the 28,915,663 shares was $480,000, resulting in a recognition of an additional $240,000 in consulting fees to shareholders.

Shares Issued In Exchange for Acquisition
On July 24, 2009 the Company issued 7,500,000 common shares, as initial consideration in the acquisition of all outstanding membership interests in CLE. The total market price at the date of the exchange of the 7,500,000 shares was $50,000 (See Note 5).

Shares Issued In Exchange for Services
During 2009 and 2008, the Company issued 780,000 and 30,000 common shares, respectively, as compensation under consulting agreements for professional services performed in furtherance of the Company’s business objectives. The aggregated shares issued during 2009 and 2008 have been recorded at the total market price at the date of the exchange of $4,797 and $600, respectively, based on the closing market prices on the dates of issuances.  The consulting agreements relate to strategic professional services rendered in the areas of investor identification and relations, financial resources, and due diligence procedures.

Shares Issued to Settle Acquisition Expenses
On October 15, 2009, the Company and the CLE Seller executed a modification to the Purchase Agreement and Promissory Note, in return for which the Company issued 400,000 common shares to the Seller at a market value at the date of the exchange of $24,000. The Company expensed this amount as acquisition costs in the year ended December 31, 2009 (See Note 5).

Shares Issued to Settle Stock Offering Costs and Equity Financing Facility
On December 1, 2009 the Company issued 1,000,000 restricted common shares, as an origination fee, in accordance with the terms of an agreement with Auctus Private Equity Fund, LLC (“Auctus”), for a drawdown equity financing facility (“DEFF”). Pursuant to the agreement, Auctus committed to purchase from time to time at the Company’s sole discretion, up to $10 million of the Company’s common stock, over a period of thirty-six months after a registration statement of Common Stock is declared effective by the Securities and Exchange Commission, subject to various conditions for the Drawdown Notice date, a maximum single Drawdown amount not exceeding either $150,000 or two hundred percent of the daily volume, based on a trailing ten days preceding the Drawdown Notice date, whichever is larger, a Drawdown price equal to ninety five percent of the lowest closing bid price during the Drawdown execution period, a Drawdown execution period of five days immediately after the Drawdown Notice Period, no short sales, a minimum market per share price, the Company filing a registration statement with the SEC to register the shares of Common Stock that will be issued to the investor within 30 days after the closing date, December 2, 2009, and other contractual and regulatory requirements.

In connection with this DEFF, the Company issued 1,000,000 shares of the Company’s common stock, with a market value on the issuance date of $24,500, as an origination fee. The origination fee was deemed to be a deferred offering cost and is recorded as a prepaid expense. As of April 14, 2010, the Company had not issued any shares under the DEFF.

Forward Stock Split
On July 10, 2009, the Company’s shareholders approved an increase of authorized shares from 100,000,000 to 1,500,000,000, to maintain the Common stock par value at $.0001, and a 1-to-15 forward stock split of the Company’s common stock for the shareholders of record as of July 25, 2009. This forward stock split resulted in the issuance of 585,242,142 additional shares of common stock and has been accounted for retroactively. All reference to share quantities, share prices and share values in these consolidated financial statements have been restated to reflect this forward stock split.

Equity Financing Facility
The Company has entered into an agreement with Dutchess Equity Fund LP (”Dutchess”), as disclosed in its September 17, 2009 Form 8K filing.  Pursuant to the agreement, Dutchess has agreed to purchase up to 20,000,000 shares of the Company’s common stock for a period of 36 months.  The Company however is obligated to file a registration statement with the Securities and Exchange Commission covering approximately 18,000,000 shares its the common stock.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date, September 1, 2009. As of April 7, 2010, the Company had not issued any shares under the agreement.

Reserved Shares
On December 28, 2009 the Company reserved 14,400,000 common shares for future issuance, in accordance with the terms of a securities purchase agreement with Asher Enterprises, Inc. (“Asher”). Pursuant to the agreement, Asher agreed to buy a 8% secured convertible note of the Company, in the aggregate principal amount of $75,000 and the Company agreed to reserve for future issuance a sufficient number of shares to provide for the full conversion of the note. The convertible note was issued on January 4, 2010 (see Note 10).

  9.          RELATED PARTY TRANSACTIONS AND COMMITMENTS

Stockholder Contracts
The Company has entered into various agreements with certain stockholders to provide services. Fees for these services are included in the statements of operations as expenses captioned as in the consulting fees to stockholders.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month.  The terms of the agreement are month to month.  The fees for such services for the years ended December 31, 2009 and 2008, were $240,000 for each year. Amounts payable related to this contract were $120,000 and $200,000 as of December 31, 2009 and December 31, 2008, respectively. In the year ended December 31, 2009, the Company issued a total of 58,502,353 shares of common stock on the conversion of the past due monthly service fees of $320,000 for all the unpaid months prior to July 1, 2009 (see Note 8).

The Company entered in an agreement with the President of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms were month to month.  The fees for both services for the year ended 2008 were $125,000.  Amounts payable related to this contract were $70,000 as of December 31, 2009 and 2008.  On January 1, 2009, this agreement was replaced with an employment contract of $10,000 per month in salary compensation, with no stated extra benefits at this time.   The compensation expense incurred for the twelve month period ended December 31, 2009 was $120,000.  The Company accrued payroll compensation payable to the President through December 31, 2009 of $30,000.

In addition, the Company has an agreement with the former Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $5,000 per month. The terms of the agreement are month to month. The fees for such services for the years ended December 31, 2009 and 2008, were $60,000. Amounts payable related to these contracts were $105,000 and $50,000 as of December 31, 2009 and 2008, respectively.  In addition to the compensation amounts listed above, there is an additional $1,000 and $1,000 for insurance benefits, for the years ended December 31, 2009 and 2008, respectively. Accrued payable related to insurance benefits were $11,000 and $10,000 as of December 31, 2009 and 2008, respectively.

Service Contracts with Non-Stockholders
Included with the acquisition agreement with CLE (See Note 5) is an employment contract to retain the Seller, Dean Cagle, as President of CLE for a period of 60 months after closing,  at a base salary of $50,000 per year.

Convertible Notes
During 2009, the Company issued convertible notes to related parties in the aggregate amount of $190,219 (See Note 6).

10.          SUBSEQUENT EVENTS

In a series of transactions from February 5, 2010 to March 30, 2010 the Company converted $410,000 of the CLE acquisition Promissory Note into shares of common stock of the Company (see Note 5).

On February 12, 2010 and March 19, 2010, the Company issued 31,828,000 and 20,000,000 shares of common stock, respectively on the conversion of a vendors past due monthly service fees for all the unpaid invoices prior to and including September 1, 2009 totaling $208,000.

The Company entered into an operating lease for office space commencing January 15, 2010 and expiring January 14, 2011. As a result future minimum rental commitments total $28,800 during 2010.

On January 4, 2010 the Company issued a 8% secured convertible note to Asher Enterprises, Inc. in the amount of $75,000. The note is due and payable on September 23, 2010 with interest. At the election of the note holder, on the due date, the note and interest accrued thereon is convertible in whole or in part, into the Company’s common stock by taking the principal and accrued interest to be converted and dividing it by fifty percent of the average lowest three days closing trading prices of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The Company agreed to reserve for future issuance a sufficient number of shares to provide for the full conversion of the note (see Note 8).

On February 8, 2010 the Company issued a 8% secured convertible note to Asher Enterprises, Inc. in the amount of $50,000. The note is due and payable on November 8, 2010 with interest. At the election of the note holder, on the due date, the note and interest accrued thereon is convertible in whole or in part, into the Company’s common stock by taking the principal and accrued interest to be converted and dividing it by fifty percent of the average lowest three days closing trading prices of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The Company agreed to reserve for future issuance a sufficient number of shares to provide for the full conversion of the note.

On March 1, 2010 the Company issued a 8% secured convertible note to Asher Enterprises, Inc. in the amount of $50,000. The note is due and payable on December 1, 2010 with interest. At the election of the note holder, on the due date, the note and interest accrued thereon is convertible in whole or in part, into the Company’s common stock by taking the principal and accrued interest to be converted and dividing it by fifty percent of the average lowest three days closing trading prices of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The Company agreed to reserve for future issuance a sufficient number of shares to provide for the full conversion of the note.

On March 30, 2010 the Company issued a 8% secured convertible note to Asher Enterprises, Inc. in the amount of $75,000. The note is due and payable on December 31, 2010 with interest. At the election of the note holder, on the due date, the note and interest accrued thereon is convertible in whole or in part, into the Company’s common stock by taking the principal and accrued interest to be converted and dividing it by fifty percent of the average lowest three days closing trading prices of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The Company agreed to reserve for future issuance a sufficient number of shares to provide for the full conversion of the note.

On April 1, 2010, the Board unanimously approved a resolution to issue Board Members stock to serve on the Board.  The resolution included 10,000,000 shares for Chairman Bob Rosen and 15,000,000 shares each to Bill McFarland and Karen Clark.  In addition, 12,000,000 shares are to be issued to Keith Field as a bonus.  This stock was issued on April 1, 2010 and the closing price of the stock on April 1, 2010 was $00.0100 for the day.

11.          INCOME TAXES

There was no current or deferred income tax expense (benefit) for the years ended December 31, 2009 and 2008. At December 31, 2009, the Company has available unused net operating loss carryforward (“NOL”) of approximately $2,082,331 that may be applied against future taxable income and expire in the years from 2027 to 2029. The tax years 2007 through 2009 remain open to examination by federal authorities and other jurisdictions of which the company operates.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$626,393	$419,000
Accrued compensation and other	84,500	-
Accrumulated depreciation	3,900	-
Total deferred tax assets	714,793	419,000
Less: Valuation allowance	(714,793)	(419,000)

Net deferred tax asset	$-	$-

The Company continually evaluates our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a full valuation allowance against our net deferred tax assets. The 2009 increase in the valuation allowance was $295,793.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	December31,
	2009		2008
Statutory federal income tax rate	(34	) %	(34	) %
Non-deductable expenses and other	2%		0%
Valuation allowance changes	32%		34%

Effective income tax rate	0%		0%

Management has determined that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on its tax returns as of December 31, 2009.  No income tax returns are currently under examination. The statute of limitations on the Company’s income tax returns remains open for returns covering years ended on or after December 31, 2007. The Company does not expect the total amount of unrecognized tax benefits (“UTB”) (e.g. tax deductions, exclusions, or credits claimed or expected to be claimed) to significantly increase in the next twelve months. The Company does not have any amounts accrued for interest and penalties related to UTBs at December 31, 2009, and it is not aware of any claims for such amounts by federal or state income tax authorities.

12.          CONTINGENCIES

Legal Matters
From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business.

Liabilities for claims against the Company are accrued when it is probable that a liability has been incurred and the amount can reasonably be estimated. Any amounts recorded are based on periodic reviews by outside counsel, in-house counsel and management and are adjusted as additional information becomes available or assessments change.

Management is of the opinion that the ultimate resolution of such matters now pending will not, individually or in the aggregate have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

Regulatory Matter
The Company received an investigative subpoena for documents from the SEC Enforcement staff. Based on information available to the Company, it appears that the investigation is focused on various aspects of raising capital pursuant to Regulation S by several publicly held companies, including the Company, particularly regarding potential sales practice abuses by persons affiliated with the Company. In March 2010, the Company’s president testified before the Enforcement staff. The Company is fully cooperative with the SEC investigation. It is unknown when the investigation will be completed, or whether the SEC will recommend charges against any person of the Company.

* * * * *