Form 10-Q
period 2010-03-31
Green Energy Live Inc
filed 2010-05-17
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock was 915,364,586 shares of common stock, as of May 17, 2010. There are 331 known shareholders on record.

GREEN ENERGY LIVE, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

SIGNATURE

PART I. INTERIM FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$20,764	$31,979
Restricted cash	186,291	72,874
Trade accounts receivables, net	39,160	-
Prepaid expenses and other assets	94,850	38,450
Other receivable - related party	104,062	56,770
Note receivable - related party	306,927	-
Total current assets	752,054	200,073

PROPERTY AND EQUIPMENT, net	812,530	842,327

OTHER ASSETS
Deferred costs of patents	80,530	80,530
Intangible asset, net	94,833	97,373

TOTAL ASSETS	$1,739,947	$1,220,303

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$586,266	$318,670
Accrued consulting fees - related party	199,000	306,000
Accrued board compensation	335,500	-
Current portion of long-term debt	12,915	26,446
Acquisition note payable to related party - current portion	246,112	309,099
Convertible notes payable to related party	138,990	41,975
Convertible notes payable	55,085	6,980
Total current liabilities	1,573,868	1,009,170

ACQUISITION NOTE PAYABLE - RELATED PARTY	234,133	230,033

LONG-TERM DEBT	294,012	297,033
Total liabilities	2,102,013	1,536,236

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 1,500,000,000 shares authorized,
814,635,038 and 658,553,338 shares issued and outstanding at
March 31, 2010 and December 31, 2009 , respectively	81,462	65,854
Additional paid-in capital	4,379,935	2,131,918
Accumulated deficit	(4,823,463)	(2,513,705)
Total stockholders' deficit	(362,066)	(315,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,739,947	$1,220,303

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

REVENUES	$138,339	$-

COST OF REVENUES	23,606	-

GROSS PROFIT	114,733	-

COSTS AND EXPENSES:
Employee compensation	120,701	38,518
Board compensation	335,500	-
General and administrative	172,229	30,562
Consulting fees - related party	60,000	78,000
Professional fees	114,019	23,146
Depreciation and amortization	33,585	1,657
Total costs and expenses	836,034	171,883

OTHER INCOME (EXPENSE)
Premium costs for acquisition debt extinguishment - related party	(936,840)	-
Premium costs for accounts payable settlement - related party	(489,958)	-
Interest expense	(161,659)	-
Loss on disposal of equipment	-	(213)
Total other expense	(1,588,457)	(213)

NET LOSS	$(2,309,758)	$(172,096)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	700,098,759	570,645,315

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2010	658,553,338	$65,854	$2,131,918	$(2,513,705)	$(315,933)

Issuances of common stock in exchange
for consulting services	6,000,000	600	80,400	-	81,000

Issuance of common stock in exchange
for debt extinguishment - related parties	51,828,000	5,183	692,775	-	697,958

Issuance of common stock in exchange for
acquisition note extinguishment - related party	98,253,700	9,825	1,299,842	-	1,309,667

Recognition of beneficial conversion features in
connection with the issuance of convertible notes	-	-	175,000	-	175,000

Net loss	-	-	-	(2,309,758)	(2,309,758)

Balances, March 31, 2010	814,635,038	$81,462	$4,379,935	$(4,823,463)	$(362,066)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,309,758)	$(172,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	-	213
Depreciation and amortization	33,585	1,657
Common shares issued in exchange for services	27,000	600
Accretion of interest on acquisition note	105,014	-
Accretion of debt discount as interest expense	145,120	-
Premium costs for acquisition debt extinguishment - related party	936,840	-
Premium costs for accounts payable settlement - related party	489,958	-
Change in operating assets and liabilities:
Trade accounts receivable	(39,160)	-
Other receivable - related party	(47,292)	-
Prepaid expenses and other assets	(2,400)	6,000
Accounts payable and accrued expenses	267,595	38,696
Accrued consulting fees - related parties	3,000	60,000
Accrued board compensation	335,500	-
NET CASH USED IN OPERATING ACTIVITIES	(54,998)	(64,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,248)	(592)
Deferred costs of developing patents	-	(750)
Increase in restricted cash	(113,417)	-
NET CASH USED IN INVESTING ACTIVITIES	(114,665)	(1,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	175,000	-
Long-term debt repayments	(16,552)	-
Proceeds from issuance of common stock	-	64,593
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,448	64,593

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,215)	(1,679)
CASH AND CASH EQUIVALENTS, beginning of period	31,979	4,467

CASH AND CASH EQUIVALENTS, end of period	$20,764	$2,788

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:
Common shares issued in exchange for services and prepaid expenses	$81,000	$-
Common shares issued for acquisition debt extinguishment and note receivable -		-
related party	1,002,739
Common shares issued for accounts payable settlement - related parties	697,958	-

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOWS
INFORMATION:
Cash paid for interest	$4,032	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

 Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements of Green Energy Live, Inc. (the “Company”, “GELV”, or “we”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

2.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business
Green Energy Live, Inc. (the “Company” or “GELV”) was incorporated on January 17, 2007 and is headquartered in Wyoming, Michigan.  The Company is a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives, and is currently in the process of implementing its strategic plan, raising equity capital and seeking acquisition candidates to accomplish its growth strategies. The Company has one operating subsidiary, Comanche Livestock Exchange, LLC (“CLE”), located in Comanche, Texas.  CLE is in the business of providing livestock auction, feed, and cattle services for customers in the West Texas region.

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Green Energy Live, Inc. and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective date of acquisition.

 Development Stage Operations
Prior to the acquisition of CLE on July 24, 2009, the Company had presented its financial statements as a development stage enterprise as it had not realized significant revenues or operations. The Company considers itself to have exited its development stage as of the acquisition of CLE. Due to the Company having been in the development stage prior to the acquisition of CLE, results of operations are not comparable for financial periods presented prior to that acquisition.

 Revenue Recognition
Revenue is generally recognized at the time of marketing sales or performance of services. The Company records commission revenue upon the consummation of sale at the weekly auctions.  Funds are collected and remitted to sellers upon receipt of cash.  The sales and collection cycle is typically completed within one week of auction. Revenue from the sale of feed is recorded at the time of sale.  Fees for services are recorded when performed. The Company extends credit on a limited basis, generally a maximum of seven days, to select auction customers approved by management. Based on this policy, the Company does not believe any allowance for uncollectible accounts receivable is required at March 31, 2010.

 Estimates and Assumptions
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Restricted Cash
Restricted cash in the accompanying balance sheets represents a custodial account established for auction proceeds and payments. As of March 31, 2010, restricted cash consists of $186,291, of net auction proceeds owed to livestock sellers.

 Deferred Costs
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

 Intangible Assets
Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. The intangible asset is related to the CLE acquisition and consists of customer relationships being amortized over a 10-year period.

 Impairment of Long Lived Assets
The Company reviews long-lived assets and the identifiable intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Auction Proceeds Payable
The Company facilitates the weekly auctions for the sale of livestock on behalf of other sellers.  Auction proceeds received by the Company are held in a separate custodial account in the name of the Company.  Proceeds are then paid to the sellers from this account, net of the Company’s commission.  Auction proceeds payable represents amounts owed to the sellers from previous sales, and is included in the accounts payable and accrued expenses in the accompanying interim condensed consolidated balance sheets.

 Beneficial Conversion Valuation
The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF valuation are recognized as non-cash interest expense/debt discount over the term of the convertible debt, using the effective interest method.

 Stock-Based Payments
The Company records common stock issued for services or premiums paid for liability extinguishments at the closing market price at the date in which obligation for payment of services are settled.

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

 Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the common shares issuable upon conversion of the outstanding notes. For the three months ended March 31, 2010 and 2009, shares issuable upon conversion of the notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Recently Adopted and Issued Accounting Standards

 Adopted
Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the interim condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the interim condensed consolidated financial statements.

 Issued
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the interim condensed consolidated financial statements.

3.      GOING CONCERN

The Company's interim condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish its plans to generate revenue from business conducted by developing and commercializing energy conversion technology. The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

4.      FAIR VALUE MEASUREMENTS

The Company evaluates the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB Accounting Standards Codification (“ASC”) Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

   –   Level 1. Observable inputs such as quoted market prices in active markets.
   –   Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
   –   Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets and liabilities that are measured and recognized at fair value as of March 31, 2010 on a non-recurring basis. The Company’s cash and cash equivalents, trade and related party receivables, accounts payable, and accrued liabilities carrying  values approximates their fair value amounts due to their current maturities as of March 31, 2010. The Company’s acquisition and long term notes payable carrying values approximate their fair value amounts due to the terms of these notes and the Company discounting the acquisition note to its fair value at the date of the CLE acquisition.

5.    ACQUISITION – COMANCHE LIVESTOCK EXCHANGE, LLC

As previously reported, effective July 24, 2009, the Company acquired all outstanding membership interests in Comanche Livestock Exchange, LLC (“CLE”). The purpose of the acquisition is to provide a large client base for the Company’s biomass to fuel system. As initial consideration, the sole CLE member (“Seller”) received 7,500,000 common shares of GELV with a market value of $50,000 at closing. The Company also executed a Promissory Note to the Seller with an initial face value of $950,000, to be reduced by two pre-existing long-term debt obligations owed by CLE, totaling $334,100. These notes were not paid off and were assumed by the Company, thereby reducing the initial Promissory Note to $615,900. The Promissory Note is unsecured and bears no interest. Accordingly, the Company recorded the Promissory Note at a present value of $577,510, with an imputed interest rate of 5%. A reconciliation of the Promissory Note face value to the principal recorded on acquisition date by the Company is as follows:

Note face value	$950,000
Reduction for debt assumed by Company	(334,100)
615,900
Imputed interest	(38,390)

Present value of Promissory Note, at acquisition date	$577,510

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (reduced to $115,900 due to Seller’s debt assumed by the Company noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company was in default on the $65,900 remaining First Installment balance due on December 30, 2009. In a series of transactions from February 5, 2010 to March 30, 2010 the Seller agreed to convert the remaining First Installment balance into shares of common stock of the Company (see Note 6). In consideration for the modification of Promissory Note terms, the Company issued 400,000 common shares to the Seller at a market value of $24,000. The Company expensed this amount as acquisition costs for the year ended December 31, 2009.

6.      DEBT

 CLE Acquisition Note Debt Conversion
As previously reported, as of December 31, 2009 the Company owed a remaining balance of $65,900 of the initial $450,000 installment payment (“First Installment”) of the $950,000 Promissory Note due under the CLE Stock Purchase Agreement (“Purchase Agreement”) to the former owner of CLE, Mr. Dean Cagle. Also as previously reported, after the acquisition Mr. Cagle has remained as President of CLE under an employment agreement with the Company. In a series of four transactions over the period February 5, 2010 to March 18, 2010, Mr. Cagle was issued convertible debt agreements from the Company and converted the $65,900 remaining balance to Company common stock. The debt balance was converted at a 30% conversion ratio based on the closing market price for the day previous to each conversion date, which ranged from $0.010 to $0.0168.

In addition to cash payments made to Mr. Cagle in 2009, these conversions resulted in a final settlement of the First Installment. A total of 98,253,700 common shares with a total market value of $1,309,667 were issued to Mr. Cagle as of result of these conversions. Of the total market value in common stock issued, $936,840 represented and was recorded as a premium payment on the original debt owed  and $65,900 to debt payment, resulting in an excess of $306,927 in stock value received by Mr. Cagle over the recorded debt balance owed. This excess stock value paid to Mr. Cagle represents the amount of the mortgage note balance outstanding as of March 31, 2010 (see Long-Term Debt below) on the CLE land and buildings that had been assumed by the Company as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by the Company at closing. However, it was the intent of both the Company and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle is obligated to pay off the mortgage note in full, which the Company expects will occur in the 2nd quarter of 2010. Until that time, the Company has recorded the excess stock value issued to Mr. Cagle as a note receivable.

 Long-Term Debt
Long-term debt totaling $306,927 at March 31, 2010 consists of a note payable to a bank, collateralized by CLE’s land and buildings. The note is payable over 180 months through May 25, 2022.  Monthly payments are $3,493, or more, including interest charged at a rate of prime plus 0.25%. This note is personally guaranteed by Mr. Cagle, the former owner and current President of CLE, and is expected to be paid off by him during the 2nd quarter of 2010 in accordance with terms of the CLE Purchase Agreement (see CLE Acquisition Note Debt Conversion above).

 Convertible Notes
As of March 31, 2010 the Company had outstanding convertible notes to related parties and non-related parties in the aggregate amount of $190,219 and $36,336, respectively. The various issuances of all convertible notes outstanding at March 31, 2010 are as follows:

Issue Dates	Interest Rate	Face Value	Due Date

Related Parties
7/1/09	8%	$3,007	6/30/11
10/5/09	5%	8,500	4/5/10
10/14/09	5%	26,691	4/14/10
10/21/09	5%	20,522	4/30/10
10/30/09	5%	41,299	4/30/10
11/9/09	5%	39,956	5/8/10
11/24/09	5%	10,345	5/24/10
11/30/09	5%	10,000	5/28/10
12/27/09	5%	29,900	5/28/10
Total related parties		190,219
Less: Beneficial conversion feature		(190,219)
Add: Interest accretion		138,990
Total convertible notes payable to related parties		$138,990

Unrelated Parties
10/19/2009	5%	$20,000	4/15/10
12/24/2009	5%	16,336	6/30/10
1/4/2010 *	8%	75,000	9/23/10
2/8/2010 *	8%	50,000	12/1/10
3/1/2010 *	8%	50,000	12/1/10
Total unrelated parties		211,336
Less: Beneficial conversion feature		(211,336)
Add: Interest accretion		55,085
Total convertible notes payable to unrelated parties		$55,085

* Issued to Asher Enterprises, Inc

Asher Enterprises, Inc. Convertible Notes
The convertible notes issued to Asher Enterprises, Inc. (“Asher”) are due and payable on the due dates with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 50% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher.

 Other Convertible Notes
Convertible notes other than those issued to Asher are due and payable on the due dates with interest. At the election of the Company, upon maturity, note principal and interest accrued thereon can be converted in whole, or in part, into an equivalent of the Company’s common stock determined by 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from ten days to one month.

In accordance with the provisions of FASB ASC Topic 470-20, the Company calculated the aggregate value of the embedded beneficial conversion features in connection with the issuances of the convertible notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt, with the fair value of the debt being determined on a relative fair value basis based on the underlying estimated fair values of the common shares issuable on conversion. The embedded beneficial conversion feature was recorded as a contribution to additional paid-In capital of $175,000. The resulting debt discounts are being accreted over the term of the notes using the effective interest amortization method. For the three months ended March 31, 2010, the Company recorded accretion of $97,015 and $48,105 as interest expense in connection with the related parties and non-related parties convertible notes, respectively, and has aggregate accretion of interest of $138,990 and $55,085 in connection with the related parties and non-related parties notes, respectively, as of March 31, 2010. The Company recorded accrued interest expense of $2,733 and $2,760 for the three months ended March 31, 2010 on the related parties and non-related parties convertible notes, respectively, and has aggregate accrued interest of $4,219 and $2,976 in connection with the   related parties and non-related parties notes, respectively, as of March 31, 2010.

On April 15, 2010, the unrelated party convertible note dated October 19, 2009 in the amount of $20,000 was converted by the note holder into 4,681,929 common shares of the Company. The market price of the shares issued was $42,137, resulting in premium costs upon conversion of this debt of $22,137.

As of May 17, 2010, the related party notes maturing during the period April 5, 2010 through May 8, 2010 have been neither paid nor converted into common stock of the Company. In accordance with the note agreements, these notes became due upon written demand by the note holder after their stated maturity dates and will continue to accrue interest at the stated 5% rate until paid or converted. There has been no demand for payment or conversion by the note holder as of May 17, 2010.

7.     SHAREHOLDERS’ DEFICIT

 Shares Issued for Related Party Accounts Payable and Debt Cancellation
On February 23, 2010, the Company issued 31,828,000 common shares, in exchange for cancellation of $148,000 in debt payable to an employee leasing company for $70,000 and $52,000 past due monthly service fees of the CEO and the former Chairman of the Board of Directors, respectively and $26,000 employee leasing company service fees. The total market price at the date of the exchange of the 31,828,000 common shares was $451,958, resulting in recognition of $303,958 in premium costs for settlement of related party accounts payable.

On March 30, 2010, existing stockholders were issued 20,000,000 common shares in exchange for cancellation of $60,000 in accounts payable past due for monthly contract service fees. The total market price at the date of the exchange of the 20,000,000 shares was $246,000, resulting in recognition of $186,000 in premium costs for settlement of related party accounts payable.

During the three months ended March 31, 2010, the Company issued 98,253,700 common shares in exchange for the cancellation of $65,900 of the past due CLE acquisition note balance and a Seller note receivable of $306,927. The total market price at the date of the exchange of the 98,253,700 shares was $1,309,667, resulting in the recognition of $936,840 in premium costs for related party acquisition debt extinguishment. (see Note 6).

 Shares Issued for Services
On February 2, 2010, the Company executed a consulting agreement for professional services relating to acquisition and financing services. Compensation for these services under the agreement is 6,000,000 common shares, which were issued February 19, 2010. The transaction has been recorded at the total market price of the shares of $81,000. During the three months ended March 31, 2010, $27,000 of this amount was expensed for services rendered and $54,000 was recorded as prepaid expenses as of March 31, 2010,

Reserved Shares
During the three months ended March 31, 2010, the Company reserved an additional 102,241,791 common shares for future issuance in accordance with the terms of convertible notes issued to Asher Enterprises, Inc. (see Note 6). Pursuant to these notes, the Company agreed to reserve for future issuance a sufficient number of common shares to provide for the full conversion of the notes. The aggregate reserved common shares at March 31, 2010 were 116,641,791.

8.      COMMITMENTS AND CONTINGENCIES

 Board Compensation
On April 1, 2010, the Company’s Board of Directors approved a compensation plan for its Directors who since inception, had been serving without compensation. The compensation plan was made effective retroactively to January 1, 2010. Based on the three directors now serving, the plan provides for a total of $30,500 per month in compensation to the Directors. The compensation plan also approved one-time bonus payments to be made to any future Directors, which the Board approved for the existing Directors as well. Under the compensation plan, monthly compensation and bonus payments were $91,500 and $244,000, respectively, resulting in a total of $335,500 in Board compensation expense for the three months ended March 31, 2010.

Consulting Agreement
On January 1, 2010, the Company executed an agreement with a consulting firm to receive strategic acquisition and financing services, for which the Company is committed to pay this firm $10,000 per month. The term of the agreement is 12 months and is cancellable only in the event either party violates material provisions of the agreement.

9.      RELATED PARTY TRANSACTIONS (OTHER THAN THOSE PREVIOUSLY DISCLOSED)

Stockholder Contracts
The Company has entered into various agreements with certain related parties to provide services. Fees for these services are included in the statements of operations as consulting fees to related parties.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month. The fees for such services for the three months ended March 31, 2010 and 2009 were $60,000 for each period. Amounts payable related to this contract were $120,000 as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, the Company issued a total of 20,000,000 shares of common stock on the conversion of the past due monthly service fees of $60,000 (see Note 6).

The Company entered in an agreement with the CEO of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms were month to month and were replaced with an employment contract on January 1, 2009. Amounts payable related to this contract were $70,000 as of December 31, 2009.  In the three months ended March 31, 2010, the Company issued shares of common stock on the conversion of the past due monthly service fees of $70,000 (see Note 6). This agreement terminated as of January 1, 2009, at which time the CEO entered into an employment agreement with the Company. Under this agreement, as of January 1, 2010 the CEO’s compensation was increased to $20,000 per month.

The Company has an agreement with a stockholder and the former Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $6,000 per month. The terms of the agreement are month to month. Payments for these services are made to an employee leasing company and then remitted to the former Chairman. The fees for such services for the three months ended March 31, 2010 and 2009 were $18,000 for each period. Amounts payable related to this contract were $116,000 and $79,000 as of March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010, the Company issued shares of common stock on the conversion of the past due monthly service fees of $55,000 (see Note 6).

Other Receivable
During the three months ended March 31, 2010, an additional $47,242 was advanced to the current President and former owner of CLE. The total amount due from this individual is $104,062 at March 31, 2010. There are no repayment terms relating to this receivable which is expected to be fully collectible.

10.    INTANGIBLE ASSETS

The following table discloses information regarding the carrying amounts and associated amortization for intangible assets:

	March 31, 2010	December 31, 2009
	(unaudited)
Gross carrying amount	$101,588	$101,588
Accumulated amortization	(6,755)	(4,215)
Net carrying amount	$94,833	$97,373

Amortization expense related to intangible assets totaled $2,540 and $0 during the three months ended March 31, 2010 and 2009. The net carrying amount will be amortized over the following schedule:

2010	$7,619
2011	10,159
2012	10,159
2013	10,159
2014	10,159
Thereafter	46,578
$94,833

11.    SUBSEQUENT EVENTS

Common Stock Award to Directors
In addition to the director compensation plan  approved on April 1, 2010 (see Note 8), also on April 1, 2010, the Board approved a resolution to issue a total of 40,000,000 common shares to its three Directors for future service on the Board, and 12,000,000 common shares to the Company’s former Board Chairman for future consulting services. There is no specific timeframe for the future service period, and the Directors and former Board Chairman were immediately vested in the shares upon award. The total market value of these shares, issued on April 1, 2010, was $520,000, which the Company will expense in the 2nd quarter of 2010.

 Common/Preferred Stock Modifications
On or about April 22, 2010, the Company received written consents in lieu of a meeting of stockholders from stockholders owning a majority of the issued and outstanding common shares authorizing the Board to amend the Company’s Articles of Incorporation regarding certain actions pertaining to the Company’s common and preferred shares. On April 22, 2010, the Board approved these actions, summarized as follows:

– To increase the maximum number of stock that the Company shall be authorized to have outstanding at anytime to three billion (3,000,000,000) shares of common stock at par value of $0.0001.

– To increase the maximum number of stock that the Company shall be authorized to have outstanding at anytime to twenty million (20,000,000) shares of blank check preferred stock at par value of $0.001. The Company may, at its sole discretion, issue these shares in sequential series designating the preference of such series and may designate from the series of preferred stock one or multiple shares with super voting rights, to be held by one or more individuals or entities for the sole purpose of control. The preferred shares designated as super voting shares will have an aggregate voting power at all times equal to 151% of any then issued and outstanding shares of common stock.

Convertible Debt
On April 15, 2010, a convertible note dated October 19, 2009 and due April 15, 2010 in the amount of $20,000 was converted by the note holder into 4,681,929 common shares of the Company (see Note 6).

On April 27, 2010 the Company issued a convertible note for $75,000 to Asher Enterprises, Inc. due and payable on December 31, 2010 with interest of 8% per annum, the remaining terms of which are the same as notes previously issued to Asher Enterprises, Inc. (see Note 6).

On May 13, 2010, the Company issued an existing shareholder a note for $10,000. The note is due November 13, 2010 and bears interest at 5%. Subject to certain conditions being met as specified in the note agreement, at maturity the note will automatically convert to common shares of the Company, the number of shares of which will be equal to the product of the principal amount at 30% below bid price on an average of the closing price for the three days preceding the conversion date.

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

We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Our business strategy is to grow through acquisitions of established companies that fit our business plan.  The current market trends in the renewable energy industry have caused us to focus first on the biomass to fuel segment of the renewable energy industry.

In July, 2009, we exited the developmental stage and became operational with the acquisition of Comanche Livestock Exchange, LLC (“Comanche” or “CLE”) in Comanche, Texas.   Comanche Livestock Exchange, LLC was one of the two acquisition candidates that were identified in late 2008 for which we had signed letters of intent for acquisition.  We acquired Comanche because of its long time presence in the livestock market and its strategic location in the middle of Texas, a state with a large livestock industry.   To offer a renewable energy solution in the biomass to fuel segment, Green Energy Live, Inc. must have a market presence or access to the livestock industry to reach potential end users of a biomass to fuel energy system.   Comanche gives us the inroad into this market segment with its extensive customer base and its well regarded reputation.

On March 18, 2010, we completed payment of the first $450,000 installment (“First Installment”) of the $950,000 acquisition Promissory Note due to Mr. Dean Cagle, the former owner of CLE, under the CLE Stock Purchase Agreement. We accomplished this by a series of cash payments to Mr. Cagle in the fourth quarter of 2009, followed by conversions of the $65,900 remaining balance by Mr. Cagle to our common stock in the first quarter of 2010. A total of 98,253,700 common shares with a total market value of $1,309,667 were issued to Mr. Cagle as of result of these conversions. Of the total market value in common stock issued, $936,840 represented and was recorded as a premium payment on the original debt owed. $65,900 was recorded to debt payment, resulting in an excess of $306,927 in stock value received by Mr. Cagle over the recorded debt balance owed. The excess stock value paid to Mr. Cagle represents the amount of the mortgage note balance outstanding as of March 31, 2010 on the CLE land and buildings that had been assumed by us as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by us at closing. However, it was the intent of both we and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle is obligated to pay off the mortgage note in full, which we expect will occur in the second quarter of 2010. Until that time, we have recorded the excess stock value issued to Mr. Cagle as a note receivable. The remaining $500,000 balance on the Promissory Note is due in two annual installments of $250,000 beginning in August 2010.

We began discussions with Peck Electric, Inc. (“Peck”), in Burlington, Vermont back in 2008 and entered into a letter of intent for the acquisition of Peck Electric, which expired in 2009 but was recently renewed in February, 2010.  Assuming that our proposed acquisition of Peck is consummated, we will have the technological expertise to install at the end user, any biodigester systems that are developed or acquired.  In 2009, Peck began to install solar energy systems and has added this offering to its business mix, which we feel makes this a strong fit for the next acquisition.  Solar energy installations are also becoming a leading alternative to fossil fuel usage. We also intend to seek out growth in this market by acquiring Peck Solar, a division of Peck Electric, Inc.  Peck Solar is a leading solar installation and design firm in Vermont. Our ability to enter into a definitive agreement to acquire Peck, and our ability to complete any such acquisition, will depend upon our ability to raise capital on favorable terms, which is not assured.

Although we currently do not possess any biodigester system at this time, we are actively seeking to acquire an existing biodigester renewable energy company to complete the pieces we need to have in place to offer a turnkey renewable energy solution. We have access to a very effective prospecting system that reviews dozens of companies on a monthly basis and we anticipate that we will have an acquisition candidate identified soon.  However, any further acquisition will depend upon our ability to raise capital on favorable terms, which is not assured. We intend to finance these pending and planned acquisitions with an agreement for equity financing of up to $20,000,000 from Dutchess Capital Management, LLC.  The Company has had an agreement with Dutchess since June of 2007 and the Company has determined that this agreement is to be updated and will be the funding source for the acquisitions.  The Board met with Dutchess on April 28, 2010 to discuss the details.  A final agreement is pending approval of the Board at the time of the filing of this Quarterly Report.

We have developed, acquired and maintained a portfolio of patent applications and an approved patent that form the proprietary base for our research and development efforts in the area of renewable energy. Assuming that our patent applications are granted, which is not assured, this technology base will provide a competitive advantage and will facilitate the successful development and commercialization of techniques and devices for use in a wide array of alternative energy approaches including bio-fuels, advanced fermentation, and a novel solar thermoelectric power generation technology. One of our three pending patents, entitled “The Direct Steam Injection Heater with Integrated Reactor and Boiler,” was approved and issued on July 14, 2009.   Another of the patents was initially denied  and is currently under appeal for approval. In the event our appeal on this patent is denied, we believe this will have no material effect on the execution of our business plan.  No final communication has been received for the two pending patents.

There are strong competitors in our field that have superior financial resources.  However, based on our market research and industry analysis, we believe that we will have a competitive advantage in the biomass to fuel industry segment, if we are able to raise a substantial amount of capital to execute our business plan, which is not assured.

We have conducted basic research regarding a potential biomass to fuel energy system, which has not yet been developed or acquired.  We are focused on leveraging our key assets, including our intellectual property, our engineering team, our market insight and our capital, to accelerate the advancement of our basic or planned technologies. In addition, we have made preliminary inquiries regarding possible strategic collaborations with members of academia, industry and foundations which, if consummated, would further accelerate the pace of our research efforts. We are currently headquartered in Wyoming, Michigan (near Grand Rapids, Michigan).  In January 2010, the Company moved from temporary leased space into a leased office of approximately 2,450 square feet in a commercial office building.  The lease is for one year and is renewable for three additional years and a new lease rate to be determined.  The first year lease is $2,400 per month with the Company paying for all utilities for the leased space and the landlord pays for all external maintenance to the property.

Plan of Operation

Our initial funding was provided by the sale of shares pursuant to Regulation S from our founding through the third quarter of 2009.  We began to actively look for other funding sources during the latter half of 2009 and received loans from shareholders and some convertible loans from various funding groups.  During the first quarter of 2010, we received additional convertible loans and also issued stock to retire outstanding debt from various long term vendors.  We are currently finalizing our equity financing agreement Dutchess Capital Management, LLC to purchase up to $20 million of our stock which we intend to used for existing and future acquisitions.  Other funding sources are currently being explored.

Our plan is to focus our market penetration on the biodigester market of the green energy industry.  Through our acquisitions, we hope to be able to offer turnkey solutions of alternate power for heavily concentrated livestock operations.  In addition to the biodigester market, we will have a presence in the solar power as well as natural fertilizer markets if we are able to acquire Peck Electric.  We are actively seeking to acquire a company that has an existing biodigester system installed and operating, but our ability to do so depends on raising a sufficient amount of capital.

We hope to utilize our bioreactor technology that targets the bioremediation market.  We have applied for a patent for this technology, which has the flexibility to be applied across many industries. We plan to target companies capable of leveraging the technology and capital that conforms with our financial selection criteria.   We intend to acquire an ongoing entity, develop a working prototype, and then implement our marketing plan to move our technology into commercial applications.  Our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

Our strategy for acquiring existing entities is to give us the revenue earned by the acquired entities and obtain sufficient capital to be eventually listed on an exchange, thereby maximizing shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  We are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As previously stated, we have signed a letter of intent to acquire Peck Electric, which will be audited in the 2nd quarter of 2010 with a view towards entering into a final acquisition agreement.  We will continue using our prospecting system to identify other companies that are a good fit for our business plan.  Again, our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

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

Biomass-to-Fuel Plan

We hope to develop new technologies to help America’s farmers and livestock businesses to provide “Green Energy” for our future today.  Currently, there are very few competitors in this industry segment.   We have searched widely for a potential acquisition target in this market, but have been unable to locate companies that have done more than a one time installation of a biomass to fuel system.  We have targeted this part of the Green Energy industry to concentrate its resources in 2010 because of the apparent lack of competition.

We believe that Green Energy’s technology potentially could result in low-cost facilities that use biomass waste.  Green Energy may have the ability to achieve significant market penetration within this industry segment.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste products, is one aspect of the bio-fuels industry.  Converting animal waste to fuel would not upset the ‘balance’ of the agricultural panoply. In contrast, growing crops for biomass fuels such as ethanol can result in unwanted problems.  In 2008, the price of corn increased significantly due to ethanol production.  This in turn, affected the price of food in the United States as well as in other countries.  We believe that ethanol is not a sustainable business model, thus we are turning to the use of animal waste as a biomass fuel source.  Converting animal waste to fuel could prevent contamination of watersheds.  Traditionally, disposing animal waste represents a cost to animal farmers, ranchers and feed lot owners thus affecting their profits.  Using animal waste to create energy instead could enable operators to realize profits from animal waste if enough energy can be created to send out to the “grid”.  At the very least, if we are successful in acquiring or developing suitable technology, this animal waste can be used to reduce operators’ demand and cost for utilities, thus reducing the overhead of their operations in two ways:  eliminating the cost to dispose of animal waste and reducing their need to purchase electricity from utility companies.   There are very few companies offering solutions in this market segment and we have determined that this is the best entry point for a new company with limited resources.

Solar

As an alternative to fossil fuel usage, solar to electric installations have gained business share and solar systems are becoming more reliable and aesthetically pleasing. Peck Solar, a division of Peck Electric, is a full service solar contractor capable of designing, installing, and assisting customers with financial incentives for anything from a 1kw residential system to a multi-megawatt commercial or municipal system. Peck Solar has been a leader in expert solar installation in Vermont and continues to gain expertise in solar installation. They are one of the only companies in New England that designs their solar installation systems in-house and they use only solar modules made in the USA. By branching out into Solar, Peck would bring this renewable energy segment to us should this acquisition is completed. However, the letter of intent we have issued is not a binding agreement and this acquisition is contingent upon the satisfactory completion of due diligence. Also, there is no assurance the acquisition will be completed, and the anticipated closing date may be extended if certain terms and conditions are not met. If the acquisition does occur, there is a risk that the benefits anticipated through such acquisition will not be realized due to, among other things, Green Energy's possible inability to successfully integrate Peck.

Director and Employee Compensation

In the first quarter of 2010, the Board instituted a new policy that will compensate Board members for their services for the first time since inception.  Effective January 1, 2010, each Board member receives a $7,500 monthly stipend for Board service.  The Chair of the Board receives a monthly stipend of $1,500 for the additional services required of the Chair.  Each Audit Committee member receives $2,500 in a monthly stipend.  The Chair of the Audit Committee receives $1,500 in a monthly stipend for the additional services required of the Chair.  In addition to these monthly stipends, the Board approved a $60,000 lump sum compensation for each new Board member that join the Board in the future, and made these lump sum compensation awards effective for existing Board members as of January 1, 2010.  In addition to the one time lump sum compensation approved for Board members, there was a $20,000 lump sum compensation approved for each new and existing audit committee members effective January 1, 2010.  In addition, the Board approved a $12,000 lump sum compensation for each new and existing Chairs of Board and Audit Committee.  These payments were approved so the Company can attract and maintain qualified Board members. The total amount of Board compensation expense for this plan was $335,500 for the first quarter of 2010.  The commitment for this compensation for the remainder of 2010, based on the current Directors, is $274,500.

Results of Operations

Three months ended March 31, 2010 and March 31, 2009
Due to the acquisition of our first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the three months ended March 31, 2010 are not comparable to that of the same period in 2009. Until July 24, 2009, we had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
We recorded revenue from planned principal operations of $138,339 for the three months ended March 31, 2010. There were no revenues recorded for the three month period ended March 31, 2009, as this was prior to us acquiring an operational business. Reported revenues for 2010 were derived entirely from the operations of Comanche.

Operating Expenses –
Consolidated operating expenses were $721,301 for the three months ended March 31, 2010 compared to $171,883 for the same period in 2009, an increase of $549,418 or 320%. Employee compensation increased during the three months ended March 31, 2010 by approximately $82,000 due primarily as a reflection of CLE’s payroll (CLE was not acquired until July 2009) and increase of the CEO’s compensation to $20,000 per month beginning January 1, 2010 versus $10,000 per month during this period in 2009. During the three months ended March 31, 2010, Board compensation was $335,500, versus no compensation to Board members during the same period in 2009. Of the increase in general and administrative expenses of approximately $142,000 for the three months ended March 31, 2010 over the same period in 2009, approximately $84,000 is attributable to the operating expenses of CLE.  The increase of approximately $91,000 in professional fees during the three months ended March 31, 2010 over the same period in 2009 was a reflection of increased compliance reporting costs after the acquisition of CLE and professional costs associated with significantly increased financing activities of the Company.

Other Income/Expense –
Interest expense was $161,659 for the three months ended March 31, 2010 compared to $0 for same period in 2009. This was due substantially to interest relating to the CLE acquisition note executed in the 3rd quarter of 2009, along with interest on convertible notes issued in the 4th quarter of 2009 and 1st quarter of 2010. We incurred premium costs of $936,840 in the first quarter of 2010 resulting from issuing our common stock to extinguish debt relating to our acquisition of CLE. We also incurred premium costs in the first quarter of 2010 of $489,958 by issuing our common stock to extinguish certain of our accounts payable.

Liquidity and Capital Resources

At March 31, 2010, we had a deficit in working capital of $821,814 compared to $809,097 at December 31, 2009.  Our cash and restricted cash balances at March 31, 2010 were $20,979 and $186,291, respectively, compared to our cash and restricted cash balances of $31,979 and $72,874 at December 31, 2009, respectively.

The increase in working capital deficit was attributable to both developmental activities occurring during the period relating to planned business expansion and the CLE acquisition which increased our current liabilities, the current portion of Seller-financed debt of the CLE acquisition and the convertible promissory notes issued.  Our primary liquidity needs are to fund our working capital deficit acquisition debt service and acquisitions.  Our primary source of liquidity is currently the issuance of convertible notes which we expect to be converted to common shares prior to their maturities.

To raise funds for working capital, during the period from January 4, 2010 to April 27, 2010, we issued a series of convertible notes to Asher Enterprises, Inc. receiving a total of $175,000 in cash in the 1st quarter of 2010, followed by $75,000 in the 2nd quarter to date. To raise further funds for our debt and working capital deficit, we have reached a tentative agreement with Duchess Equity Fund LP, subject to our Board’s approval, for sale of up to 20,000,000 shares of our stock over a 36 month period.  The agreement is contingent upon submission of an effective registration statement with the SEC. We believe that when we have an effective registration statement, this will facilitate raising capital and facilitate further sales. However, there is no guarantee that any effective registration statement will result in raising sufficient capital to meet our needs, if any at all. In addition, we are exploring other private equity and debt financing opportunities.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Quarterly Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.   Management previously identified the following material weaknesses during its assessment of our internal control over financial reporting for the year ended December 31, 2009:

●
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

●
Accounting and Finance Personnel Weaknesses – As of December 31, 2009, our current accounting staff was relatively small and we did not have an adequate accounting infrastructure.  Due to the small size of our accounting staff, our ability to segregate duties throughout the financial reporting processes was limited.  Due to the significance of this issue, the lack of segregation of duties amounted to a material weakness to the Company’s internal controls over its financial reporting processes.

●
Lack of functioning Audit Committee — As of December 31, 2009, we did not have an audit committee member who had been designated or qualifies as a financial expert, and did not have sufficient specified audit committee meetings resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

Management’s Remediation Initiatives

In light of the foregoing, we have implemented a number of remediation measures that addressed the material weaknesses described above.  These organizational and process changes improved our internal controls environment. Measures taken in the First Quarter are as follows:

●
Management recognized the weaknesses in the financial close and reporting process and began corrective action in the First Quarter of 2010. In this Quarter, an overall Controls Policy was developed and controls were implemented for the financial segment of the Company Headquarters. Financial controls are being developed for the Comanche operation and will be completed in the Second Quarter, with implementation scheduled for the Third Quarter at Comanche. The Company Headquarter controls that have been implemented include financial reporting, accounts payable, segregation of duties, expense accounting, check controls, and a travel policy. The Company continues to identify more areas of control that need to be addressed and the plan is to have a continuous improvement program in place during the Second Quarter.

●
In the First Quarter of 2010, the Company hired a new Accounting Manager with 10 years of experience in financial reporting and external auditing. In addition, the Manager of Special Projects assumed more responsibilities in the financial controls area, so Management feels that the staffing weakness has been corrected. In addition to the internal employee resources that have been brought on board, the Company has hired an external accounting and audit firm that specializes in helping small reporting companies with their financial reporting and SEC filing preparations. Adding this resource and skillset to the team has strengthened the process. Management feels the right team is in place for this very important function and will enhance the overall effectiveness in periods to come.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Board of Directors.  We have taken additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings, departmental meetings, and training.

Conclusion
As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, and the identification of the material weaknesses set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will continue to take the remediation steps set forth above.

Changes in Internal Control over Financial Reporting

The changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting are detailed above in management’s remediation initiatives.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.   Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words ”GELV”, “we”, “our” or “us” refer to the Company and not to the selling stockholders.

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

There are significant regulatory restrictions in the production of bio-fuels, which is the main focus of our planned business. There are governmental, safety, and industry standards that must be met in order for our planned products to be available for sale in the market.  Failure to adhere or meet these standards would delay or prevent our receipt of revenue or sales.  Finding the appropriate personnel or outside legal counsel who understands these standards is crucial to the survival of the Company.

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

There are few, if any, operating biodigester systems in place in the United States and the Company’s potential return on investment regarding any such systems that it is able to develop or acquire is unknown. The Company has limited resources and has not yet fully researched the economic feasibility of these systems.   The Company hopes to begin to perform relevant analysis in the Second Quarter of 2010.  The technology underlying biodigester systems is non-proprietary so the Company does not have exclusive rights thereto, but the relative lack of competition gives us an opportunity to develop or acquire cost effective biodigester solutions.  The Company hopes to develop a viable business model in this area of green energy.

Due to the amount of our common shares currently outstanding, which will likely increase because of convertible debt instruments we have issued, there is a risk this condition will negatively impact the availability of meaningful per share data which may further impede our ability to raise equity financing upon which our business plan is dependent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about April 22, 2010, the Company received written consents in lieu of a meeting of Stockholders from Shareholders owning a majority of the issued and outstanding shares of the Company authorizing the Board to amend our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to Three billion (3,000,000,000) shares of common stock at par value of $0.0001.

On or about April 22, 2010, the Company received written consents in lieu of a meeting of Stockholders from the Shareholders owning a majority of the issued and outstanding shares of the Company authorizing the Board to amend our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to Twenty million (20,000,000) shares of blank check preferred stock at par value of $0.0001 and may, at its sole discretion, in sequential series each designating the preference of such series and may designate from the series of preferred stock one or multiple shares with super voting rights to be held by one or more individuals or entities for the sole purpose of control.

On or about April 22, 2010, the Company received written consents in lieu of a meeting of Stockholders from Shareholders owning a majority of the issued and outstanding shares of the Company authorizing the Board to amend our Bylaws of the Corporation to issue all or any of the shares from the authorized number of preferred stock of the Company shares in sequential series. Each series shall have a designation with the preferences, designations, participations, and type of voting powers. The Board, in its sole discretion and without further approval of the shareholders of the Company, may designate a series of shares from the authorized number of preferred stock of the corporation, to be designated as super voting shares with an aggregate voting power at all times equal to 151% of any then issued and outstanding shares of common stock, for the purposes of control.

On April 22, 2010, the Board approved the increase in our authorized shares, the designation of super voting rights with respect to the preferred stock, and the power to issue all or any of the shares form the authorized number of preferred stock of the company shares in sequential series.

Item 5. Other Information.

Subsequent Events

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

On April 15, 2010, a convertible note dated October 19, 2009 and due April 15, 2010 in the amount of $20,000 was converted by the note holder into 4,681,929 of our common shares.

On April 27, 2010, we issued a convertible note for $75,000 to Asher Enterprises, Inc. due and payable on December 31, 2010 with interest of 8% per annum, the remaining terms of which are the same as notes previously issued to Asher Enterprises, Inc.

On May 13, 2010, we issued an existing shareholder a note for $10,000. The note is due November 13, 2010 and bears interest at 5%. Subject to certain conditions being met as specified in the note agreement, at maturity the note will automatically convert to our common shares, the number of shares of which will be equal to the product of the principal amount at 30% below bid price on an average of the closing price for the three days preceding the conversion date.

Item 6. Exhibits.

            (a)         Exhibits

                          31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer

                          32.1 Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC. (Registrant)

Date: May 17, 2010	By:	/s/ Karen Clark
Karen Clark Chief Executive Officer and Principal Financial Officer

7