Form 10-Q/A
period 2010-03-31
Green Energy Live Inc
filed 2010-05-20
CIK 1422341

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”), which amends the Green Energy Live, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on May 17, 2010 (the “Original Form 10-Q”). This Amendment is being filed to amend the information contained in Part II Item 4 and Item 5 of the Original Filing.

This Amendment sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 in its entirety. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved

Item 5. Other Information.

Subsequent Events

On April 1, 2010, the Board unanimously approved a resolution to issue Board Members stock for future services on the Board.  The resolution included 10,000,000 shares for Chairman Bob Rosen and 15,000,000 shares each to Bill McFarland and Karen Clark.  In addition, 12,000,000 shares are to be issued to Keith Field for future consulting services .  This stock was issued on April 1, 2010 and the closing price of the stock on April 1, 2010 was $00.0100 for the day.

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

GREEN ENERGY LIVE, INC. (Registrant)

Date: May 20 , 2010	By:	/s/ Karen Clark
Karen Clark Chief Executive Officer and Principal Financial Officer

7