Form 10-Q
period 2010-06-30
Green Energy Live Inc
filed 2010-08-23
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 1,238,842,495 shares of common stock, as of August 23, 2010. There are approximately 322 shareholders of the Company as of August 23, 2010.

GREEN ENERGY LIVE, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

SIGNATURE

PART I. INTERIM FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(as restated)

CURRENT ASSETS
Cash and cash equivalents	$2,259	$8,052
Trade accounts receivables, net	81,471	-
Prepaid expenses and other assets	25,350	38,450
Other receivable - related party	-	56,770
Total current assets	109,080	103,272

PROPERTY AND EQUIPMENT, net	782,275	842,327

OTHER ASSETS
Deferred costs of patents	80,530	80,530
Intangible asset, net	92,294	97,373

TOTAL ASSETS	$1,064,179	$1,123,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$630,286	$221,869
Accrued consulting fees - related party	233,000	306,000
Accrued board compensation	427,000	-
Current portion of long-term debt	7,982	26,446
Acquisition note payable to related party - current portion	486,273	309,099
Convertible notes payable to related party, net of discount	189,066	33,691
Convertible notes payable, net of discount	80,753	4,345
Derivative liabilities	470,884	219,739
Total current liabilities	2,525,244	1,121,189

ACQUISITION NOTE PAYABLE - RELATED PARTY	-	230,033

LONG-TERM DEBT	194,012	297,033
Total liabilities	2,719,256	1,648,255

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 1,500,000,000 and 3,000,000,000 shares authorized, 890,364,586 and 658,553,338 shares issued and
outstanding at June 30, 2010 and December 31, 2009 , respectively	89,035	65,854
Additional paid-in capital	4,748,998	1,905,363
Common stock subscription	(206,927)	-
Accumulated deficit	(6,286,183)	(2,495,970)
Total stockholders' deficit	(1,655,077)	(524,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,064,179	$1,123,502

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$142,077	$-	$280,416	$-

COST OF REVENUES	19,760	-	43,366	-

GROSS PROFIT	122,317	-	237,050	-

COSTS AND EXPENSES:
Employee compensation	308,970	35,317	429,671	73,835
Board compensation	511,500	-	847,000	-
General and administrative	157,212	47,646	329,441	78,208
Consulting fees - related party	176,000	72,000	236,000	150,000
Professional fees	124,229	49,723	238,248	72,869
Depreciation and amortization	33,562	1,686	67,147	3,343
Total costs and expenses	1,311,473	206,372	2,147,507	378,255

OTHER INCOME (EXPENSE)
Premium costs for acquisition debt extinguishment - related party	-	-	(1,005,840)	-
Premium costs for accounts payable settlement - related party	(93,334)	-	(573,292)	-
Interest expense	(144,690)	-	(289,447)	-
Loss on change in fair value of derivative liabilities	(9,813)	-	(11,177)	-
Loss on disposal of equipment	-	-	-	(213)
Total other expense	(247,837)	-	(1,879,756)	(213)

NET LOSS	$(1,436,993)	$(206,372)	$(3,790,213)	$(378,468)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	879,249,241	581,927,010	789,306,511	576,340,200

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscription	Deficit	Deficit

Balances, January 1, 2010 (as restated)	658,553,338	$65,854	$1,905,363	$-	$(2,495,970)	$(524,753)

Issuances of common stock in exchange
for consulting services	6,000,000	600	80,400		-	81,000

Issuances of common stock in exchange
for consulting services - related party	12,000,000	1,200	124,800		-	126,000

Issuances of common stock in exchange
for board member services	40,000,000	4,000	416,000		-	420,000

Issuance of common stock in exchange
for debt extinguishment - related parties	70,875,619	7,088	814,204		-	821,292

Issuance of common stock in exchange
for convertible note conversion	4,681,929	468	39,389		-	39,857

Issuance of common stock in exchange for
common stock subscription and acquisition note
extinguishment - related party, at fair value	98,253,700	9,825	1,368,842	(306,927)	-	1,071,740

Share subscription received	-	-	-	100,000	-	100,000

Net loss	-	-	-	-	(3,790,213)	(3,790,213)

Balances, June 30, 2010	890,364,586	$89,035	$4,748,998	$(206,927)	$(6,286,183)	$(1,655,077)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,790,213)	$(378,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	-	213
Depreciation and amortization	67,147	3,343
Common shares issued in exchange for services	67,500	80,600
Common shares issued in exchange for services - related party	126,000	-
Common shares issued for board compensation	420,000	-
Accretion of interest on acquisition note	13,041	-
Accretion of debt discount as interest expense	250,470	-
Premium costs for acquisition debt extinguishment - related party	1,005,840	-
Premium costs for accounts payable settlement - related party	573,292	-
Unrealized loss on change in fair value of derivative liabilities	11,177	-
Interest expense on derivative recognition	631	-
Change in operating assets and liabilities:
Trade accounts receivable	(81,471)	-
Other receivable - related party	56,770	-
Prepaid expenses and other assets	26,600	6,000
Accounts payable and accrued expenses	448,923	132,048
Accrued consulting fees - related party	135,001	60,000
Accrued board compensation	427,000	-
NET CASH USED IN OPERATING ACTIVITIES	(242,292)	(96,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,016)	(593)
Deferred costs of developing patents	-	(4,985)
NET CASH USED IN INVESTING ACTIVITIES	(2,016)	(5,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	250,000	-
Proceeds from convertible notes - related party	10,000	-
Long-term debt repayments	(121,485)	-
Proceeds from issuance of common stock	100,000	99,415
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,515	99,415

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,793)	(2,427)
CASH AND CASH EQUIVALENTS, beginning of period	8,052	4,467

CASH AND CASH EQUIVALENTS, end of period	$2,259	$2,040

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS:
Common shares issued for acquisition debt extinguishment and note receivable	$65,900	$-
Common shares issued for stock subscription	306,927	-
Common shares issued for accounts payable settlement - related party	248,000	-
Common shares issued for debt conversion/extinguishment of derivative liability	39,857	-
Derivative liabilities recognized at issuance of convertible notes	259,318	-

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOWS INFORMATION:
Cash paid for interest	$20,215	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GREEN ENERGY LIVE, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements of Green Energy Live, Inc. (the “Company”, “GELV”, or “we”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Revenue Recognition
Revenue is generally recognized at the time of marketing sales or performance of services. The Company records commission revenue upon the consummation of sale at the weekly auctions.  Funds are collected and remitted to sellers upon receipt of cash.  The sales and collection cycle is typically completed within one week of auction. Revenue from the sale of feed is recorded at the time of sale.  Fees for services are recorded when performed. The Company extends credit on a limited basis, generally a maximum of seven days, to select auction customers approved by management. Based on this policy, the Company does not believe any allowance for uncollectible accounts receivable is required at June 30, 2010.

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

Derivative Instruments
The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with FASB ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability at fair value, and the unrealized changes in the values of these derivatives are recorded in the statement of operations as gain or loss on derivatives. The recognition of the fair value of derivative liabilities at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

With the assistance of an independent valuation consultant, the Company values the derivative liability within debt instruments using a multinomial lattice pricing model based on a probability weighted discounted cash flow model. The model uses market-sourced and assumption inputs. Selection of these inputs involves management’s judgment and may impact net loss. The fair value of the derivative liabilities are subject to the changes in the trading value of common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the bid price of the stock at the balance sheet date, the amount of shares converted by note holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Stock-Based Payments
The Company records common stock issued for services or premiums paid for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

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

Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the common shares issuable upon conversion of the outstanding notes. For the three months ended June 30, 2010 and 2009, shares issuable upon conversion of the notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Reclassifications
Certain reclassifications have been made to conform the prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses.

Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the interim condensed consolidated financial statements. See Note 12 for subsequent events.

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

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.

Level 2 – Inputs to the valuation methodology are:

•	Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in inactive markets.
•	Inputs other than quoted prices that are observable for the asset or liability.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

Derivative liabilities
The derivative liabilities are embedded within the Company’s various convertible debentures. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in derivative liabilities in the accompanying consolidated balance sheet at June 30, 2010.  For a summary of the changes in the fair value of these embedded derivatives, see Note 6.

The Company had no assets and liabilities that are measured and recognized at fair value as of June 30, 2010 on a non-recurring basis. The Company’s cash and cash equivalents, trade and related party receivables, accounts payable, and accrued liabilities carrying  values approximates their fair value amounts due to their current maturities as of June 30, 2010. The Company’s acquisition and long term notes payable carrying values approximate their fair value amounts due to the terms of these notes and the Company discounting the acquisition note to its fair value at the date of the CLE acquisition.

Assets/liabilities as measured at fair value on a recurring basis by input type consist of the following at June 30, 2010:

	Fair Value Measurements
	Using Input Type
	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$470,884	$470,884

Changes in the fair value of the Company’s Level 3 assets/liabilities for the three and six months ended June 30, 2010 consist of the following:

Level 3 Liabilities:
Derivative Liabilities

Balance, January 1, 2010	$219,739
Convertible note issuances and settlements, net	178,309
Unrealized loss in fair value	(1,364)

Balance, March 31, 2010	396,684
Convertible note issuances and settlements, net	84,013
Unrealized loss in fair value	(9,813)

Balance, June 30, 2010	$470,884

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

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (reduced to $115,900 due to Seller’s debt assumed by the Company noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company was in default on the $65,900 remaining First Installment balance due on December 30, 2009. In a series of transactions from February 5, 2010 to March 30, 2010 the Seller agreed to convert the remaining First Installment balance into shares of common stock of the Company (see Note 6). In consideration for the modification of Promissory Note terms, the Company issued 400,000 common shares to the Seller at a market value of $24,000. The Company expensed this amount as acquisition costs for the year ended December 31, 2009. The Company is currently past due on payment of the 2nd note installment of $250,000, which was due July 24, 2010. The Company has received no demand or notice of default from the Seller, however due to this default the entire remaining Promissory Note principal was reclassified to a current liability at June 30, 2010.

Pro Forma Information
Unaudited pro forma information for the Company is presented below as if the acquisition of CLE had taken place as of January 1, 2009. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the date assumed.

	Green Energy Live	Comanche
	(As Reported)	(Pro Forma)	Combined
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$389,466	$389,466
Net income (loss)	$(378,468)	$7,204	$(371,264)
Basic and diluted per share loss	$(0.00)		$(0.00)

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

In addition to cash payments made to Mr. Cagle in 2009, these conversions resulted in a final settlement of the First Installment. A total of 98,253,700 common shares with a total market value of $1,378,667 were issued to Mr. Cagle as a result of these conversions. Of the total market value in common stock issued, $1,005,840 represented and was recorded as a premium payment on the original debt owed and $65,900 as debt payment, resulting in an excess of $306,927 recorded as a common stock subscription. This excess stock value paid to Mr. Cagle represents the amount of the mortgage note balance outstanding as of March 31, 2010 on the CLE land and buildings that had been assumed by the Company as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by the Company at closing. However, it was the intent of both the Company and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle became obligated to pay off the mortgage note in full. In the 2nd quarter of 2010, Mr. Cagle paid $100,000 of the mortgage note which the Company recorded as a reduction to the common stock receivable. The Company expects the balance to be paid in the 3nd quarter of 2010 (see Long-Term Debt below).

Long-Term Debt
Long-term debt totaling $201,994 at June 30, 2010 consists of a note payable to a bank, collateralized by CLE’s land and buildings. The note is payable over 143 months through May 25, 2022.  Monthly payments are $2,873, or more, including interest charged at a rate of prime plus 0.25%. This note is personally guaranteed by Mr. Cagle, the former owner and current President of CLE, and is expected to be paid off by him during the 3rd quarter of 2010 in accordance with terms of the CLE Purchase Agreement (see CLE Acquisition Note Debt Conversion above).

Convertible Notes
As of June 30, 2010 the Company had outstanding convertible notes to related parties and non-related parties in the aggregate amount of $200,219 and $266,336, respectively. The various issuances of all convertible notes outstanding at June 30, 2010 are as follows:

Issue Dates	Interest Rate	Face Value	Due Date

Related Parties
7/1/09	8%	$3,007	6/30/11
10/5/09	5%	8,500	4/5/10
10/14/09	5%	26,690	4/14/10
10/21/09	5%	20,522	4/30/10
10/30/09	5%	41,299	4/30/10
11/9/09	5%	39,956	5/8/10
11/24/09	5%	10,345	5/24/10
11/30/09	5%	10,000	5/28/10
12/27/09	5%	29,900	5/28/10
5/13/10	5%	10,000	11/13/10
Total related parties		200,219
Unamortized Discounts		(11,153)
Total convertible notes payable, net of unamortized discounts		$189,066

Unrelated Parties
12/24/2009	5%	16,336	6/30/10
1/4/2010 *	8%	75,000	9/23/10
2/8/2010 *	8%	50,000	12/1/10
3/1/2010 *	8%	50,000	12/1/10
4/17/2010 *	8%	75,000	1/27/10
Total unrelated parties		266,336
Unamortized Discounts		(185,583)
Total convertible notes payable, net of unamortized discounts		$80,753

* Issued to Asher Enterprises, Inc

 The activity associated with the amortization of discounts on notes payable for the period from January 1, 2010 to June 30, 2010 is as follows:

Discount on Convertible notes - related party

Balance January 1, 2010	$156,528
Additions	-
Amortization	(85,804)
Balance March 31, 2010	70,724
Additions	9,628
Amortization	(69,199)
Balance June 30, 2010	$11,153

Discount on Convertible notes

Balance January 1, 2010	$31,991
Additions	174,949
Amortization	(41,783)
Balance March 31, 2010	165,157
Additions	74,109
Amortization	(53,683)
Balance June 30, 2010	$185,583

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

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.  The Company recognized an initial derivative liability at the time of each note issuance, at fair value totaling $259,318, during the six months ended June 30, 2010 in connection with the issuance of the aggregate of $260,000 in convertible notes.  Also, $258,687 was recorded as a discount to the notes and $631 was recognized immediately in the consolidated statement of operations as interest expense.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of June 30, 2010, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $470,884.  During the six months ended June 30, 2010, the Company recognized a loss on change in fair value of derivative liability totaling $11,177. Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2010 were as follows:

•	The stock price would fluctuate with an annual volatility of 66%. The volatility is based upon industry averages of historical volatilities for 14 comparable companies.

•	An event of default would occur 5% of the time, increasing 0.10% per quarter.

•	Conversion to stock would be limited by the average trading volume, and the holder would convert throughout the period.

•	The Company would have funds available to redeem the notes 0% of the time, increasing 0.5% per quarter to a maximum of 5%.

•	Notes that had matured were effectively extended one year.

On April 30, 2010, an existing convertible note holder was issued 4,681,929 common shares in exchange for the settlement of a $20,000 note, and the $19,350 related embedded derivative liability and $507 accrued interest. The total market price at the date of the exchange of the shares was $30,433, resulting in recognition of additional paid in capital of $9,966.

As of August 23, 2010, the related party notes maturing during the period April 5, 2010 through May 8, 2010 have been neither paid nor converted by the Company. In accordance with the note agreements, these notes became due upon written demand by the note holder after their stated maturity dates and will continue to accrue interest at the stated 5% rate until paid or converted. There has been no demand for payment or conversion by the note holders as of August 23, 2010.

7.    STOCKHOLDERS’ DEFICIT

Shares Issued for Related Party Accounts Payable and Debt Cancellation
On February 12, 2010, the Company issued 31,828,000 common shares, in exchange for cancellation of $148,000 in debt payable to an employee leasing company for $70,000 and $52,000 past due monthly service fees of the CEO and the former Chairman of the Board of Directors, respectively and $26,000 employee leasing company service fees. The total market price at the date of the exchange of the 31,828,000 common shares was $451,958, resulting in recognition of $303,958 in premium costs for settlement of related party accounts payable.

On March 19, 2010, existing stockholders were issued 20,000,000 common shares in exchange for cancellation of $60,000 in accounts payable past due for monthly contract service fees. The total market price at the date of the exchange of the 20,000,000 shares was $236,000, resulting in recognition of $176,000 in premium costs for settlement of related party accounts payable.

During the 1st quarter of 2010, the Company issued 98,253,700 common shares to Mr. Dean Cagle, the former CLE owner and current CLE President in a series of note conversions. These shares represented conversion of the remaining $ 65,900 First Installment balance owed to Mr. Cagle under the terms of the CLE Purchase Agreement and Promissory Note (see Note 5).  The shares were converted at 30% of the closing price of the Company’s stock at the conversion dates. The market value of the shares issued as a result of the conversions totaled $ 1,378,667. Upon issuing the stock, the Company recorded a $ 65,900 reduction of the Promissory Note principal balance. Of the common stock value issued to Mr. Cagle in excess of the balance owed him for the First Installment, $ 306,927 was recorded to common stock subscription. At the time of the note conversion, this amount represented the principal balance of the mortgage note owed by CLE for the CLE facility and for which Mr. Cagle is obligated to pay off at the as he sells his shares. The remaining excess share value of $ 1,005,840 issued to Mr. Cagle was charged to premium costs for related party acquisition debt extinguishment (see Note 6).

On May 12, 2010, existing stockholders were issued 19,047,619 common shares in exchange for cancellation of $40,000 in accounts payable past due for monthly contract service fees. The total market price at the date of the exchange of the 20,000,000 shares was $133,334, resulting in recognition of $93,335 in premium costs for settlement of related party accounts payable.

Shares Issued for Conversion of Convertible Note
On April 30, 2010, existing Convertible note holder was issued 4,681,929 common shares in exchange for the settlement of  a $20,000 Convertible note, and the $19,350, related embedded Derivative liability and $507 accrued interest. The total market price at the date of the exchange of the shares was $30,433, resulting in recognition of additional paid in capital of $9,414.

Shares Issued for Services
On February 2, 2010, the Company executed a consulting agreement for professional services relating to acquisition and financing services. Compensation for these services under the agreement is 6,000,000 common shares, which were issued February 19, 2010. The transaction has been recorded at the total market price of the shares of $81,000. During the three and six months ended March 31, 2010 and June 30, 2010, $27,000 and $67,500 of this amount was expensed for services rendered and $13,500 was recorded as prepaid expenses at June 30, 2010,

On April 1, 2010, the Company approved and issued 12,000,000 common shares to its former Board Chairman, who is also a shareholder for future consulting services. There is no specific timeframe for the future service period, and the former Board Chairman was immediately vested in these shares upon award. The total market value of these shares, issued on April 1, 2010, was $126,000, which the Company expensed in the 2nd quarter of 2010 to consulting fees – related party.

Common Stock Award to Directors
In addition to the director compensation plan approved on April 1, 2010 (see Note 8), also on April 1, 2010, the Board approved and issued a total of 40,000,000 common shares to its three Directors for future service on the Board. There is no specific timeframe for the future service period, and the Directors were immediately vested in the shares upon award. The total market value of these shares, issued on April 1, 2010, was $420,000, which the Company recorded in the 2nd quarter of 2010 to board compensation expense.

Common/Preferred Stock Modifications
On or about April 22, 2010, the Company received written consents in lieu of a meeting of stockholders from stockholders owning a majority of the issued and outstanding common shares authorizing the Board to amend the Company’s Articles of Incorporation regarding certain actions pertaining to the Company’s common and preferred shares. On April 22, 2010, the Board approved these actions, summarized as follows:

•	To increase the maximum number of stock that the Company shall be authorized to have outstanding at anytime to three billion (3,000,000,000) shares of common stock at par value of $0.0001.

•
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

Reserved Shares
During the six months ended June 30, 2010, the Company reserved an additional 360,608,152 common shares for future issuance in accordance with the terms of convertible notes issued to Asher Enterprises, Inc. (see Note 6). Pursuant to these notes, the Company agreed to reserve for future issuance a sufficient number of common shares to provide for the full conversion of the notes. The aggregate reserved common shares at June 30, 2010 were 375,008,152.

8.      COMMITMENTS AND CONTINGENCIES

Board Compensation
On April 1, 2010, the Company’s Board of Directors approved a compensation plan (the “Plan”) for its Directors who since inception, had been serving without compensation. The Plan was made effective retroactively to January 1, 2010. Based on the three directors now serving, the Plan provides for a total of $30,500 per month in compensation to the Directors. The Plan also approved one-time bonus payments to be made to any future Directors, which the Board approved for the existing Directors as well. Under the Plan, monthly compensation and bonus payments were $91,500 and $244,000, respectively, resulting in a total of $335,500 in Board compensation expense for the three months ended March 31, 2010. In the 2nd quarter of 2010, $91,500 was expensed under the Plan. In addition, the Directors received a common stock award valued at $420,000, resulting in total board compensation expense of $511,500 and $847,000 for the three and six months ended June 30, 2010.

Consulting Agreement
On January 1, 2010, the Company executed an agreement with a consulting firm to receive strategic acquisition and financing services, for which the Company is committed to pay this firm $10,000 per month. The term of the agreement is 12 months and is cancellable only in the event either party violates material provisions of the agreement. This contract was canceled in the 2nd quarter of FY10.

9.       RELATED PARTY TRANSACTIONS (OTHER THAN THOSE PREVIOUSLY DISCLOSED)

Stockholder Contracts
The Company has entered into various agreements with certain related parties to provide services. Fees for these services are included in the statements of operations as consulting fees to related parties.  The terms of the agreements are described below:

The Company entered into an agreement on January 18, 2007, with a stockholder to provide consulting services at a rate of $20,000 per month. The fees for such services for the three month and six months ended June 30, 2010 were $60,000 and $120,000. During the 1st quarter of 2010, the Company issued a total of 20,000,000 shares of common stock on the conversion of the past due monthly service fees of $60,000 (see Note 6).Amounts payable related to this contract were $180,000 as of June 30, 2010.

The Company entered in an agreement with the CEO of the Company effective January 17, 2007, to provide consulting services at rates ranging from $3,000 to $5,000 per month, as well as an agreement to serve as President of the Company and perform related services for $5,000 per month.  Both contracts terms were month to month and were replaced with an employment contract on January 1, 2009. Amounts payable related to this contract were $70,000 as of December 31, 2009.  In the 1st quarter of 2010, the Company issued shares of common stock on the conversion of the past due monthly service fees of $70,000 (see Note 6). This agreement terminated as of January 1, 2009, at which time the CEO entered into an employment agreement with the Company. Under this agreement, as of January 1, 2010 the CEO’s compensation was increased to $20,000 per month. As of April 1, 2010, the CEO’s compensation was reduced to $14,000 per month.

The Company has an agreement with a stockholder and the former Chairman of the Board of Directors effective January 17, 2007, to provide consulting services to the Company at a rate of $6,000 per month. The terms of the agreement are month to month. Payments for these services are made to an employee leasing company and then remitted to the former Chairman. The fees for such services for the three month and six months ended June 30, 2010 were $18,000 and $36,000. During the 1st quarter of 2010, the Company issued shares of common stock on the conversion of the past due monthly service fees of $55,000 (see Note 6). Amounts payable related to this contract were $134,000 as of June 30, 2010. In the 2nd quarter of 2010, the Company issued this individual common shares valued at $126,000 for services in addition to the existing agreement described above (see Note 7).

CLE Officer Compensation
During the three months ended June 30, 2010, the Company determined it would not seek repayment of amounts owed by the former CLE owner (currently the President of CLE) and instead award it to the CLE President as additional compensation for his services. The Company had recorded these amounts owed in prior periods as other receivable - related party. Accordingly, the Company expensed these amounts, totaling $202,026, to compensation during the 2nd quarter of 2010.

10.      INTANGIBLE ASSETS

The following table discloses information regarding the carrying amounts and associated amortization for intangible assets:

	June 30, 2010	December 31, 2009
	(unaudited)
Gross carrying amount	$101,588	$101,588
Accumulated amortization1	(9,295)	(4,215)
Net carrying amount	$92,294	$97,373

Amortization expense related to intangible assets totaled $5,080 and $0 during the six months ended June 31, 2010 and 2009. The net carrying amount will be amortized over the following schedule:

2010	$5,080
2011	10,159
2012	10,159
2013	10,159
2014	10,159
Thereafter	46,578
$92,294

11.      RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Derivatives Liabilities
The Company has restated the financial statements for the three months ended March 31, 2010 and for the year ended December 31, 2009 to correct errors in the accounting for all of its convertible notes issued during these periods. Upon issuance of these notes, the Company had determined the notes to contain beneficial conversion features, and recorded the conversion feature value for each note as an increase to additional paid-in capital with an off-setting discount to the note’s face values. During the above stated periods, the note discounts had been amortized to interest expense and accreted to the notes’ carrying values.

During the 2nd quarter of 2010, the Company discovered the agreements pertaining to these notes contained certain contingent conversion terms. In accordance with guidance previously issued by the SEC, the Company determined that the nature of these terms required the notes to have been accounted for as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging. Under Topic 815, derivatives are to be classified as assets or liabilities, not equity transactions, and initially measured at fair value with any changes in fair value between periods reported as unrealized gains or losses. The Company had an independent valuation of the imbedded derivative for these notes as of March 31, 2010 and December 31, 2009, and made the appropriate corrective effects to the balance sheets and statement of operations for these periods.

Cash/Accrued Expenses
At March 31, 2010 and December 31, 2009, the Company had not recorded uncleared checks issued to sellers resulting from auction proceeds as a reduction of cash and the related seller liability accounts. The Company has corrected these accounts for these periods so that they are reduced by the amount of seller checks issued and outstanding at the end of these reporting periods. There was no effect to earnings as a result of these adjustments to the three months ended March 31, 2010 and the year ended December 31, 2009.

Common Stock Subscription
The Company recorded $306,927 owed by a related party for common shares issued by the Company in the 1st quarter of 2010 as a note receivable and classified it as a current asset in the balance sheet as of March 31, 2010. The Company has determined this amount should have been recorded as a common stock subscription and presented it as a reduction of equity as of March 31, 2010. There was no effect to earnings as a result of this adjustment to the three months ended March 31, 2010.This is due to the fact that a repayment of this asset is contingent upon the shareholder’s ability to sell our common stock in the future, and that the Company erroneously created a receivable through the issuance of its own common stock. This asset is now appropriately classified in shareholders’ equity as an amount due from common stock transactions.

The effects of restatement from the above described corrections to the consolidated balance sheet and statement of operations as of March 31, 2010 and the three months then ended compared to that originally reported are as follows:

	March 31, 2010
	As Reported	Adjustment		As Restated

Cash and cash equivalents	$20,764	$(17,641)	(a)	$3,123
Restricted cash	186,291	(186,291)	(a)	-
Other receivable - related party	104,062	-		104,062
Note receivable - related party	306,927	(306,927)	(c)	-
Other current assets	134,010	-		134,010
Total current assets	752,054	(510,859)		241,195
Non-current assets	987,893	-		987,893
Total assets	$1,739,947	$(510,859)		$1,229,088

Accounts payable and accrued expenses	1,120,766	(203,932)	(a)	$916,834
Current portion of long-term debt	259,027	-		259,027
Convertible notes payable to related party	138,990	(19,495)	(b)	119,495
Convertible notes payable	55,085	(8,907)	(b)	46,178
Derivative liabilities	-	396,684	(b)	396,684
Total current liabilities	1,573,868	164,350		1,738,218
Long-term debt	528,145	-		528,145
Total liabilities	2,102,013	164,350		2,266,363

Common stock	81,462	-		81,462
Additional paid-in capital	4,379,935	(342,555)	(b,d)	4,037,380
Common stock subscription	-	(306,927)	(c)	(306,927)
Accumulated deficit	(4,823,463)	(25,727)	(b,d)	(4,849,190)
Total Stockholders' deficit	(362,066)	(675,209)		(1,037,275)

Total liabilities and stockholders' deficit	$1,739,947	$(510,859)		$1,229,088

	Three Months Ended March 31, 2010
	As Reported	Adjustment		As Restated

Total operating loss	$(721,301)	$-		$(721,301)
Premium costs for acquisition debt extinguishment - related party	(936,840)	(69,000)	(d)	(1,005,840)
Premium costs for accounts payable settlement - related party	(489,958)	10,000	(d)	(479,958)
Interest expense	(161,659)	16,902	(b)	(144,757)
Gain (loss) on change in fair value of deriative liabilities	-	(1,364)	(b)	(1,364)
Net loss	$(2,309,758)	$(43,462)		$(2,353,220)

Basic and diluted net loss per common share	$(0.00)	$(0.00)		$(0.00)
Weighted average number of common shares outstanding	700,098,759	-		700,098,759

(a) Reclassification to present cash at net for auction seller checks issued but uncleared as of end of year.
(b) Recognition of derivative liability associated with convertible notes and reversal of beneficial conversion feature effects.
(c) Reclassification to present receivable associated with stock issuance as reduction of equity.
(d) Correction of error in stock price used for conversion of acquisition debt and accounts payable to common shares.

The effects of restatement on the consolidated balance sheet and statement of operations as of December 31, 2009 and the year then ended compared to that originally reported are as follows:

	December 31, 2009
	As Reported	Adjustment		As Restated

Cash and cash equivalents	$31,979	$(23,927)	(a)	$8,052
Restricted cash	72,874	(72,874)	(a)	-
Other current assets	95,220	-		95,220
Total current assets	200,073	(96,801)		103,272
Non-current assets	1,020,230	-		1,020,230
Total assets	$1,220,303	$(96,801)		$1,123,502

Accounts payable and accrued expenses	$624,670	$(96,801)	(a)	$527,869
Current portion of long-term debt	335,545	-		335,545
Convertible notes payable to related party	41,975	(8,284)	(b)	33,691
Convertible notes payable	6,980	(2,635)	(b)	4,345
Derivative liabilities	-	219,739	(b)	219,739
Total current liabilities	1,009,170	112,019		1,121,189
Long-term debt	527,066	-		527,066
Total liabilities	1,536,236	112,019		1,648,255

Common stock	65,854	-		65,854
Additional paid-in capital	2,131,918	(226,555)	(b)	1,905,363
Accumulated deficit	(2,513,705)	17,735	(b)	(2,495,970)
Total Stockholders' deficit	(315,933)	(208,820)		(524,753)

Total liabilities and stockholders' deficit	$1,220,303	$(96,801)		$1,123,502

	Year Ended December 31, 2009
	As Reported	Adjustment		As Restated

Total operating loss	$(1,086,176)	$-		$(1,086,176)
Interest expense	(72,424)	13,734	(b)	(58,690)
Gain (loss) on change in fair value of deriative liabilities	-	4,001	(b)	4,001
Other income (expense), net	(226)	-		(226)
Net loss	$(1,158,826)	$17,735		$(1,141,091)

Basic and diluted net loss per common share	$(0.00)	$0.00		$(0.00)
Weighted average number of common shares outstanding	601,696,282	601,696,282		601,696,282

(a) Reclassification to present cash at net for auction seller checks issued but uncleared as of end of year.
(b) Recognition of derivative liability associated with convertible notes and reversal of beneficial conversion feature effects.

12.      SUBSEQUENT EVENTS

Investment
On July 2, 2010, we paid an earnest deposit of $30,000 to a company with which we are currently in negotiations for acquiring part or all of the company’s stock. In the event that final terms are not reached to consummate this investment, we will have the option to convert the earnest deposit to shares in the company or be repaid via a one year note at 5% interest.

Debt Issuance
On July 8, 2010, the Company issued a note to a financing company for $37,000. The note bears interest at 9.5% and is due January 8, 2011. The note holder has the option to convert the note at any time to common shares of the Company, the number of shares of which shall be determined at 50% of the average closing prices for the five trading days preceding the conversion date.

Debt Conversions
In a series of transactions from July 6, 2010 to July 19, 2010, a total of $37,000 in principal relating to a $75,000 convertible noted issued January 4, 2010 to Asher Enterprises, Inc. (see Note 6) was converted to 47,367,889 common shares.

On July 16, 2010, 45,000,000 common shares were issued to an individual in settlement of $17,000 in accounts payable.

On August 6, 2010, three notes issued to a related party on July 1, 2010, October 15, 2010 and October 14, 2010 representing a combined principal balance of $38,197 were converted to 67,593,501 common shares.

On August 6, 2010, two notes issued to a related party on November 30, 2009 and December 27, 2009 representing a combined principal balance of $39,900 were converted to 70,592,063 common shares.

On August 6, 2010, a note issued to an unrelated party on December 24, 2010 with a principal balance of $16,336 was converted to 28,371,518 common shares.

On August 18, 2010, a note issued to a related party on October 30, 2010 with a principal balance of $41,299 was converted to 89,552,938 common shares.

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

We are a renewable energy technology company focused on developing and commercializing energy conversion technology in the emerging field of fossil fuel alternatives.  Our business strategy is to grow through acquisitions of established companies that fit our business plan.  The current market trends in the renewable energy industry have caused us to focus first on the biomass to fuel segment of the renewable energy industry, as well as in the “clean” part of the green industry.

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

On March 18, 2010, we completed payment of the first $450,000 installment (“First Installment”) of the $950,000 acquisition Promissory Note due to Mr. Dean Cagle, the former owner of CLE, under the CLE Stock Purchase Agreement. We accomplished this by a series of cash payments to Mr. Cagle in the fourth quarter of 2009, followed by conversions of the $65,900 remaining balance by Mr. Cagle to our common stock in the first quarter of 2010. A total of 98,253,700 common shares with a total market value of $1,378,667 were issued to Mr. Cagle as of result of these conversions. Of the total market value in common stock issued, $1,005,840 represented and was recorded as a premium payment on the original debt owed. $65,900 was recorded to debt payment, resulting in an excess of $306,927 in stock value received by Mr. Cagle over the recorded debt balance owed.

The excess stock value paid to Mr. Cagle represents the amount of the mortgage note balance outstanding as of March 31, 2010 on the CLE land and buildings that had been assumed by us as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by us at closing. However, it was the intent of both we and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle is obligated to pay off the mortgage note in full, which we expect will occur in the third quarter of 2010. Until that time, we have recorded the excess stock value issued to Mr. Cagle as a common stock subscription. During the 2nd quarter of 2010, Mr. Cagle paid $100,000 against the outstanding mortgage principal, at which time we recorded a reduction of $100,000 to the common stock receivable. The remaining $500,000 balance on the Promissory Note is due in two annual installments of $250,000 beginning in July 2010. The Company is currently past due on payment of the 2nd note installment of $250,000, which was due July 24, 2010. We have received no demand or notice of default from Mr. Cagle, however due to this default we reclassified the entire remaining Promissory Note principal a current liability as of June 30, 2010.

We began discussions with Peck Electric, Inc. (“Peck”), in Burlington, Vermont in 2008 regarding our potential acquisition of this company.  In 2009, Peck began to install solar energy systems and has added this offering to its business mix, which we feel makes this a strong fit for the next acquisition.  Solar energy installations are also becoming a leading alternative to fossil fuel usage. We also intend to seek out growth in this market by acquiring Peck Solar, a division of Peck Electric, Inc.  Peck Solar is a leading solar installation and design firm in Vermont. Our ability to enter into a definitive agreement to acquire Peck, and our ability to complete any such acquisition, will depend upon our ability to raise capital on favorable terms, which is not assured.

During our discussions with Peck Electric, the Company became aware of a new technology that treats animal waste and lowers the harmful Nitrogen and Phosphorus levels in that animal waste. Peck Electric makes components and assembles the machines that treat this animal waste.  Green Energy Live, Inc., began discussions with this company who owns the licenses for the North American patents of this technology about becoming part of the Company. Talks are underway to bring this technology to the Company.  However, any further action will depend upon our ability to raise capital on favorable terms, which is not assured. The Company is actively engaged in securing financing to finalize these transactions.

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

Plan of Operation

Our initial funding was provided by the sale of shares pursuant to Regulation S from our founding through the third quarter of 2009.  We began to actively look for other funding sources during the latter half of 2009 and received loans from shareholders and some convertible loans from various funding groups.  During the first half of 2010, we received additional convertible loans and also issued stock to retire outstanding debt from various long term vendors.  Other funding sources are currently being explored.

Our plan is to focus our market penetration on the animal waste part of the green energy industry.  Through acquisitions, we hope to be able to offer turnkey solutions of alternate power for heavily concentrated livestock operations, as well as “clean” solutions in the animal waste portion of this industry.  In addition to the animal waste market, we will have a presence in the solar power as well as natural fertilizer markets if we are able to acquire Peck Electric.  We are actively seeking to acquire a company that has an existing animal waste cleaning system installed and operating, but our ability to do so depends on raising a sufficient amount of capital.

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

Our strategy for acquiring existing entities is to give us the revenue earned by the acquired entities and obtain sufficient capital to be eventually listed on an exchange, thereby maximizing shareholder value.  We believe that such acquisitions will allow us access to lower cost funding for future growth.  We are targeting companies to acquire in the range of $5 million to $25 million in annual revenue.  As previously stated, we have signed a letter of intent to acquire Peck Electric and are actively securing the financing for this transaction.  We will continue using our prospecting system to identify other companies that are a good fit for our business plan.  Again, our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

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

Biomass-to-Fuel Plan

We hope to develop new technologies to help America’s farmers and livestock businesses to provide “Green Energy” for our future today.  Currently, there are very few competitors in this industry segment.   We have searched widely for a potential acquisition target in this market, but have been unable to locate companies that have done more than a one time installation of a biomass to fuel system.  We have targeted this part of the Green Energy industry to concentrate its resources in 2010 because of the apparent lack of competition.   In addition, during our research, we have determined that a more lucrative area to focus on is the “clean” portion of the animal waste industry, and thus we have turned our attention in that direction.

We believe that Green Energy’s technology potentially could result in low-cost facilities that use biomass waste.  Green Energy may have the ability to achieve significant market penetration within this industry segment.

The recycling of diverse consumables, such as the re-use of cooking oils and that of animal fats and their waste products, is one aspect of the bio-fuels industry.  Converting animal waste to fuel would not upset the ‘balance’ of the agricultural panoply. In contrast, growing crops for biomass fuels such as ethanol can result in unwanted problems.  In 2008, the price of corn increased significantly due to ethanol production.  This in turn, affected the price of food in the United States as well as in other countries.  We believe that ethanol is not a sustainable business model, thus we are turning to the use of animal waste as a biomass fuel source.  Converting animal waste to fuel could prevent contamination of watersheds.  Traditionally, disposing animal waste represents a cost to animal farmers, ranchers and feed lot owners thus affecting their profits.  Using animal waste to create energy instead could enable operators to realize profits from animal waste if enough energy can be created to send out to the “grid”.  At the very least, if we are successful in acquiring or developing suitable technology, this animal waste can be used to reduce operators’ demand and cost for utilities, thus reducing the overhead of their operations in two ways:  eliminating the cost to dispose of animal waste and reducing their need to purchase electricity from utility companies.   There are very few companies offering solutions in this market segment and we have determined that this is the best entry point for a new company with limited resources.  Not to be overlooked, the “clean” portion of the animal waste industry is driven by stricter EPA standards that are now in place.  The company is actively seeking a technology that addresses this problem and has proven benefits to crop yields once the treated animal waste is used as fertilizer treatments on crops.

Solar

As an alternative to fossil fuel usage, solar to electric installations have gained business share and solar systems are becoming more reliable and aesthetically pleasing. Peck Solar, a division of Peck Electric, is a full service solar contractor capable of designing, installing, and assisting customers with financial incentives for anything from a 1kw residential system to a multi-megawatt commercial or municipal system. Peck Solar has been a leader in expert solar installation in Vermont and continues to gain expertise in solar installation. Peck Electric has successfully bid on several solar installations in 2010, thus will bring this to the company once the acquisition is completed and funded.  They are one of the few companies in New England that designs their solar installation systems in-house and they use only solar modules made in the USA. By branching out into Solar, Peck would bring this renewable energy segment to us should this acquisition is completed. However, the letter of intent we have issued is not a binding agreement and this acquisition is contingent upon the satisfactory completion of due diligence. Also, there is no assurance the acquisition will be completed, and the anticipated closing date may be extended if certain terms and conditions are not met. If the acquisition does occur, there is a risk that the benefits anticipated through such acquisition will not be realized due to, among other things, Green Energy's possible inability to successfully integrate Peck.

Director and Employee Compensation

On April 1, 2010, the Board unanimously approved a resolution to issue Board Members stock to serve on the Board.  The resolution included 10,000,000 shares for Chairman Bob Rosen and 15,000,000 shares each to Bill McFarland and Karen Clark.  In addition, 12,000,000 shares were approved to be issued to Keith Field, our former Board Chairman as a bonus.  This stock was issued on April 1, 2010.

Results of Operations

Three months ended June 30, 2010 and June 30, 2009
Due to the acquisition of our first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the three months ended June 30, 2010 are not comparable to that of the same period in 2009. Until July 24, 2009, we had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
We recorded revenue from planned principal operations of $142,077 for the three months ended June 30, 2010. There were no revenues recorded for the three month period ended June 30, 2009, as this was prior to us acquiring an operational business. Reported revenues for 2010 were derived entirely from the operations of Comanche.

Operating Expenses –
Consolidated operating expenses were $1,311,473 for the three months ended June 30, 2010 compared to $206,372 for the same period in 2009, an increase of $1,105,101 or 535%. This increase is substantially due to the following activity:

●    Employee compensation increased during the 2nd quarter of 2010 by $273,653 due primarily as a reflection of CLE’s payroll (CLE was not acquired until July 2009) and a compensation bonus of approximately $202,000 to the President of Comanche.

●    During the 2nd quarter of 2010, Board compensation was $511,500, versus no compensation to Board members during the same period in 2009. Of this amount, $91,500 was accrued for Board fees, and common stock issued was issued to Board members with a market value of $420,000.

●    General and administrative expenses of $157,212 in the 2nd quarter of 2010 over that of $47,646 in the same period of 2009 is substantially attributable to the operating expenses of CLE, which had not been acquired until the 3rd quarter of 2010.

●    Consulting fee expense increased to $176,000 in the 2nd quarter of 2010 from $72,000 in the same period in 2009 primarily due to a common stock award valued at $126,000, granted as a consulting bonus to our former Board Chairman.

●    Increase professional fees from $124,229 during the 2nd quarter of 2010 over $49,723 in the same period in 2009 was a reflection of increased compliance reporting costs after the acquisition of CLE and professional costs associated with significantly increased financing activities of the Company.

Other Income/Expense –
Interest expense was $144,690 for the three months ended June 30, 2010 compared to $0 for same period in 2009. This was due substantially to interest relating to the CLE acquisition note executed in the 3rd quarter of 2009, along with interest on convertible notes issued in the 4th quarter of 2009 through the 2nd quarter of 2010. We incurred premium costs of $93,334 in the 2nd quarter of 2010 resulting from issuing our common stock to extinguish certain of our accounts payable, none of which such activity occurred during the same period in 2009.

Six months ended June 30, 2010 and June 30, 2009
Due to the acquisition of our first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the six months ended June 30, 2010 are not comparable to that of the same period in 2009. Until July 24, 2009, we had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
We recorded revenue from planned principal operations of $280,416 for the six months ended June 30, 2010. There were no revenues recorded for the six month period ended June 30, 2009, as this was prior to us acquiring an operational business. Reported revenues for 2010 were derived entirely from the operations of Comanche.

Operating Expenses –
Consolidated operating expenses were $2,147,507 for the six months ended June 30, 2010 compared to $378,255 for the same period in 2009, an increase of $1,769,252 or 468%. This increase is substantially due to the following activity:

●    Employee compensation increased during the six months ended June 30, 2010 over the same period in 2009 by approximately $355,836 due primarily as a reflection of CLE’s payroll (CLE was not acquired until July 2009) and a compensation bonus of approximately $202,000 to the President of Comanche.

●    During the six months ended June 30, 2010, Board compensation was $847,000, versus no compensation to Board members during the same period in 2009. Of this amount, $427,000 was accrued for Board fees and bonuses, and common stock issued was issued to Board members with a market value of $420,000.

●    General and administrative expenses of $329,441 in the six months ended June 30, 2010 over that of $78,208 in the same period of 2009 is substantially attributable to the operating expenses of CLE, which had not been acquired until the 3rd quarter of 2009.

●    Consulting fee expense increased to $236,000 in the six months ended June 30, 2010 from $150,000 in the same period in 2009 primarily from the effects to a common stock award valued at $126,000, granted as a consulting bonus to our former Board Chairman.

●    Increase professional fees from $238,248 during the six months ended June 30, 2010 over $72,869 in the same period in 2009 was a reflection of increased compliance reporting costs after the acquisition of CLE and professional costs associated with significantly increased financing activities of the Company.

Other Income/Expense –
Interest expense was $289,447 for the six months ended June 30, 2010 compared to $0 for same period in 2009. This was due substantially to interest relating to the CLE acquisition note executed in the 3rd quarter of 2009, along with interest on convertible notes issued in the 4th quarter of 2009 through the 2nd quarter of 2010. We incurred premium costs totaling $1,005,840 during the six months ended June 30, 2010 to extinguish acquisition debt relating to our acquisition of CLE in the 3rd quarter of 2009. We also incurred premium costs of $573,292 during the six months ended June 30, 2010 resulting from issuing our common stock to extinguish certain of our accounts payable, none of which occurred during the same period in 2009.

Liquidity and Capital Resources

At June 30, 2010, we had a deficit in working capital of $2,416,164 compared to $1,017,917 at December 31, 2009.  Our cash balance at June 30, 2010 was $2,259 compared to $8,052 at December 31, 2009 (restated), respectively.

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

To raise funds for working capital, during the period from January 4, 2010 to April 27, 2010, we issued a series of convertible notes to Asher Enterprises, Inc. receiving a total of $175,000 in cash in the 1st quarter of 2010, followed by $75,000 in the 2nd quarter. To raise further funds for our debt and working capital deficit, we have reached a tentative agreement with Duchess Equity Fund LP, subject to our Board’s approval, for sale of up to 20,000,000 shares of our stock over a 36 month period.  The agreement is contingent upon submission of an effective registration statement with the SEC. We believe that when we have an effective registration statement, this will facilitate raising capital and facilitate further sales. However, there is no guarantee that any effective registration statement will result in raising sufficient capital to meet our needs, if any at all. In addition, we are exploring other private equity and debt financing opportunities.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Between its formal annual assessments, the Company carries out an ongoing evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of our disclosure controls and procedures. Based on this ongoing evaluation, as of June 30, 2010 the CEO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Identified Material Weaknesses

Management previously identified the following material weaknesses during our last annual assessment of our internal control over financial reporting for the year ended December 31, 2009:

●	Lack of Written Policies and Procedures for the Financial Close and Reporting Process.
●	Accounting and Finance Personnel Weaknesses.
●	Lack of Functioning Audit Committee

During the 2nd Quarter of 2010, we identified an additional material weakness in our controls, in that transactions of higher level complexity are not being analyzed for the proper accounting and disclosure effects sufficiently or in a timely manner. As our activity increases, we are incurring a higher level of transactions involving increasingly complex financial accounting and disclosure requirements. Our controls have not been strengthened sufficiently to where these transactions are thoroughly reviewed at the time they occur and to the level of analysis required. This deficiency has contributed to restatements of financial statements due to inadvertent, but nevertheless erroneous, recording, classifications and disclosures regarding certain transactions.

Management’s Remediation Initiatives

In light of the foregoing, we have implemented a number of remediation measures that addressed the material weaknesses described above.  These organizational and process changes improved our internal controls environment. Measures taken through the 2nd Quarter are as follows:

●
An overall Controls Policy was developed and implemented for the financial segment of the Company Headquarters. Financial controls are being developed for the Comanche operation, which we plan to complete and implement during the 3rd Quarter. The Company continues to identify more areas of control that need to be addressed and the plan is to have a continuous improvement program in place during the 3rd Quarter.

•	As of the 1st quarter of 2010, we believe our personnel and skills deficiencies in our accounting have been corrected.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The Company relied on the sale of stock pursuant to Regulation S in the first half of 2009 and relied on Shareholder loans for funding in the second half of 2009.  Other private investment groups also funded the company with convertible notes during the first half of 2010.  Refer to the footnotes to our Consolidated Financial Statements that lists the various shareholders and entities that provided funding via loans to the Company in 2010 and 2010.  There is no guarantee that this, or any other type of funding, will remain available as an option to the Company in 2010 and beyond.

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

The “clean” green energy industry segment, in general, could be impacted by incentives and market influences from the U.S. Government and its push towards a “green economy”.  The Company plans to pursue its acquisitions and development of products independent of any government subsidies, since we regard such subsidies as unreliable and too risky for our business and funding planning.  However, the company will explore any government subsidies and/or funding options that make economic sense and fit the Company’s business objectives.

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

The Company continues to operate with a limited number of staff members, which may hinder execution of its business plan.  The Company hopes to add key personnel in the finance, technology and marketing areas in the latter part of 2010, which would help move the Company toward accomplishing its stated objectives. In addition, the company has gained key resources in its first acquisition and will gain additional resources if it is able to close its second planned acquisition.

Our future success is dependent, in large part, upon the performance and continued service of Karen Clark, our Chief Executive Officer. Without her continued services, we may be forced to interrupt or eventually cease our operations. The loss of her services would delay our business operations substantially.

Our business is greatly dependent on our ability to attract and retain key personnel, including Ms. Clark. To execute our business plan, we will need to attract, develop, motivate and retain highly skilled technical employees.  Competition for qualified personnel is intense and we may be unable to hire or retain qualified personnel. Our management has limited human resources experience, which may impair our ability to recruit and retain qualified individuals. If we are unable to recruit and retain such employees, we will not be able to implement or expand our business plan.  We plan to retain all key personnel in place with any companies that we acquire have them continue to run the operations, thus mitigating this problem of finding highly qualified personnel in key areas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended June 30, 2010 that were required to be disclosed on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Karen Clark, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Karen Clark, Principal Accounting Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Karen Clark, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Karen Clark, Principal Accounting Officer of the Company.

 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC.

Date: August 23, 2010	By:	/s/ Karen Clark
Karen Clark Chief Executive Officer