Form 10-Q
period 2010-09-30
Green Energy Live Inc
filed 2010-11-22
CIK 1422341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 2,311,476,692 shares of common stock, as of November 22, 2010. There are approximately 323 shareholders of the Company as of November 22, 2010.  The number of shares outstanding of the issuer’s preferred stock is 12,000,000 shares of preferred stock as of November 22, 2010; there are 4 preferred shareholders.

Index

GREEN ENERGY LIVE, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I—INTERIM FINANCIAL INFORMATION (UNAUDITED)

PART II-- OTHER INFORMATION

SIGNATURE

Index

PART I. INTERIM FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(as restated)

CURRENT ASSETS
Cash and cash equivalents	$3,499	$8,052
Trade accounts receivables, net	14,492	-
Prepaid expenses and other assets	83,794	38,450
Other receivable - related party	-	56,770
Total current assets	101,785	103,272

PROPERTY AND EQUIPMENT, net	751,339	842,327

OTHER ASSETS
Deferred costs of patents	80,530	80,530
Intangible asset, net	89,754	97,373

TOTAL ASSETS	$1,023,408	$1,123,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$673,460	$221,869
Accrued consulting fees - related party	136,287	306,000
Accrued board compensation	449,500	-
Current portion of long-term debt	13,947	26,446
Acquisition note payable to related party - current portion	490,047	309,099
Convertible notes payable to related party, net of discount	85,920	33,691
Current portion of convertible notes payable, net of discount	57,204	4,345
Derivative liabilities	371,066	219,739
Total current liabilities	2,277,431	1,121,189

ACQUISITION NOTE PAYABLE - RELATED PARTY	-	230,033

CONVERTIBLE NOTE PAYABLE, NET OF DISCOUNT	2,881	-

LONG-TERM DEBT	184,638	297,033
Total liabilities	2,464,950	1,648,255

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 3,000,000,000 and 1,500,000,000 shares authorized, 1,922,860,354 and 658,553,338 shares issued and
outstanding at September 30, 2010 and December 31, 2009 , respectively	192,283	65,854
Additional paid-in capital	5,519,706	1,905,363
Common stock payable	9,753	-
Common stock subscription	(206,927)	-
Common stock issued in advance for convertible note conversion	(21,411)	-
Accumulated deficit	(6,934,946)	(2,495,970)
Total stockholders' deficit	(1,441,542)	(524,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,023,408	$1,123,502

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$148,553	$158,811	$428,969	$158,811

COST OF REVENUES	15,769	74,265	59,135	74,265

GROSS PROFIT	132,784	84,546	369,834	84,546

COSTS AND EXPENSES:
Employee compensation	179,887	40,690	609,558	114,525
Board compensation	22,500	-	869,500	-
General and administrative	123,239	138,722	452,680	216,930
Consulting fees - related party	78,000	75,000	314,000	225,000
Professional fees	78,683	50,207	316,931	123,076
Depreciation and amortization	33,476	15,987	100,623	19,330
Total costs and expenses	515,785	320,606	2,663,292	698,861

OTHER INCOME (EXPENSE):
Premium costs for acquisition debt extinguishment - related party	-	-	(1,005,840)	-
Premium costs for accounts payable settlement - related party	(114,680)	-	(687,972)	-
Premium costs for accounts payable settlement	(68,500)	-	(68,500)	-
Loss on conversion of convertible notes	(34,540)	-	(34,540)	-
Loss on conversion of convertible notes - related party	(28,059)	-	(28,059)	-
Interest expense	(56,608)	(14,792)	(346,055)	(14,792)
Gain on change in fair value of derivative liabilities	36,625	-	25,448	-
Loss on disposal of equipment	-	-	-	(213)
Total other expense	(265,762)	(14,792)	(2,145,518)	(15,005)

NET LOSS	$(648,763)	$(250,852)	$(4,438,976)	$(629,320)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,299,035,229	623,772,482	961,932,347	592,324,708

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

						Common
						stock
						Issued in
			Additional	Common	Common	Advance for		Total
	Common Stock		Paid-In	Stock	Stock	Convertible	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Subscription	Notes	Deficit	Deficit

Balances, January 1, 2010 (as restated)	658,553,338	$65,854	$1,905,363	$-	$-	$-	$(2,495,970)	$(524,753)

Issuances of common stock in exchange
for consulting services	26,000,000	2,600	108,400	-	-	-	-	111,000

Issuances of common stock in exchange
for consulting services - related party	12,000,000	1,200	124,800	-	-	-	-	126,000

Issuances of common stock in exchange
for board member services	40,000,000	4,000	416,000	-	-	-	-	420,000

Issuance of common stock in exchange
for debt extinguishment - related party	283,816,881	28,382	1,009,303	-	-	-	-	1,037,685

Issuance of common stock in exchange
for debt extinguishment	45,000,000	4,500.00	81,000	-	-	-	-	85,500

Issuance of common stock and common stock
payable in exchange for convertible note conversion	453,306,314	45,329	265,807	9,753	-	-	-	320,889

Issuance of common stock in exchange
for convertible note conversion - related party	250,930,121	25,093	224,280	-	-	-	-	249,373

Issuance of common stock in advance for
conversion of convertible notes	55,000,000	5,500	15,911	-	-	(21,411)	-	-

Issuance of common stock in exchange for
subscription receivable and acquisition note
extinguishment - related party, at fair value	98,253,700	9,825	1,368,842	-	(306,927)	-	-	1,071,740

Share subscription received	-	-	-	-	100,000	-	-	100,000

Net loss	-	-	-	-	-	-	(4,438,976)	(4,438,976)

Balances, September 30, 2010	1,922,860,354	$192,283	$5,519,706	$9,753	$(206,927)	$(21,411)	$(6,934,946)	$(1,441,542)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

GREEN ENERGY LIVE, INC. AND SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,438,976)	$(629,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,623	19,330
Common shares issued in exchange for acquisition costs	-	24,000
Common shares issued in exchange for services	111,000	84,797
Common shares issued in exchange for services - related party	126,000	-
Common shares issued for board compensation	420,000	-
Accretion of interest on acquisition note	16,815	7,609
Accretion of debt discount as interest expense	286,180	-
Premium costs for acquisition debt extinguishment - related party	1,005,840	-
Premium costs for accounts payable settlement - related party	687,972	-
Premium costs for accounts payable settlement	68,500	-
Loss on conversion of convertible notes	34,540	-
Loss on conversion of convertible notes - related party	28,059	-
Unrealized gain on change in fair value of derivative liabilities	(25,448)	-
Interest expense on derivative recognition	631	-
Change in operating assets and liabilities:
Trade accounts receivable	(14,492)	-
Other receivable - related party	56,770	-
Prepaid expenses and other assets	(45,344)	3,959
Accounts payable and accrued expenses	504,187	282,433
Accrued consulting fees - related party	253,000	45,000
Accrued board compensation	449,500	-
NET CASH USED IN OPERATING ACTIVITIES	(374,643)	(162,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,016)	-
Proceeds from disposal of equipment	-	11,687
Deferred costs of developing patents	-	(4,985)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,016)	6,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	387,000	-
Proceeds from convertible notes - related party	10,000	-
Repayment of loan payable - related party	-	(470)
Long-term debt repayments	(124,894)	(4,421)
Proceeds from issuance of common stock	100,000	158,237
NET CASH PROVIDED BY FINANCING ACTIVITIES	372,106	153,346

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,553)	(2,144)
CASH AND CASH EQUIVALENTS, beginning of period	8,052	4,467

CASH AND CASH EQUIVALENTS, end of period	$3,499	$2,323

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS:
Common shares issued for acquisition debt extinguishment and note receivable	$65,900	$-
Common shares issued for stock subscription	306,927	-
Common shares issued for accounts payable settlement - related party	349,713	-
Common shares issued for accounts payable settlement	17,000	-
Common shares issued in advance for convertible note conversion	21,411	-
Common shares issued for note conversion	286,349	-
Common shares issued for note conversion - related party	221,314	-
Derivative liabilities recognized at issuance of convertible notes, net of conversions	176,775	-
Convertible note issued in exchange for accounts payable	100,069	-

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOWS INFORMATION:
Cash paid for interest	$29,216	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

GREEN ENERGY LIVE, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements of Green Energy Live, Inc. (the “Company”, “GELV”, or “we”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Revenue Recognition
Revenue is generally recognized at the time of marketing sales or performance of services. The Company records commission revenue upon the consummation of sale at the weekly auctions.  Funds are collected and remitted to sellers upon receipt of cash.  The sales and collection cycle is typically completed within one week of auction. Revenue from the sale of feed is recorded at the time of sale.  Fees for services are recorded when performed. The Company extends credit on a limited basis, generally a maximum of seven days, to select auction customers approved by management. Based on this policy, the Company does not believe any allowance for uncollectible accounts receivable is required at September 30, 2010.

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

Index

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

Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the common shares issuable upon conversion of the outstanding notes. For the three months ended September 30, 2010 and 2009, shares issuable upon conversion of the notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

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

Index

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

3.      GOING CONCERN

The Company's interim condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. As disclosed in Note 5, the Company is presently in default on the promissory note issued to the seller of its sole operating subsidiary, Comanche Livestock Exchange, Management believes it has plans in place to obtain the necessary financing to remedy the default. However, there is no guarantee these plans will be successful, which could result in loss of control and de-consolidation of Comanche.

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

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.

Level 2 – Inputs to the valuation methodology are:
●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable for the asset or liability.

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

Derivative Liabilities
The derivative liabilities are embedded within the Company’s various convertible debentures. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in derivative liabilities in the accompanying consolidated balance sheet at September 30, 2010.  For a summary of the changes in the fair value of these embedded derivatives, see Note 6.

Index
The Company had no assets and liabilities that are measured and recognized at fair value as of September 30, 2010 on a non-recurring basis. The Company’s cash and cash equivalents, trade and related party receivables, accounts payable, and accrued liabilities carrying  values approximates their fair value amounts due to their current maturities as of September 30, 2010. The Company’s acquisition and long term notes payable carrying values approximate their fair value amounts due to the terms of these notes and the Company discounting the acquisition note to its fair value at the date of the CLE acquisition.

Assets/liabilities as measured at fair value on a recurring basis by input type consist of the following at September 30, 2010:

	Fair Value Measurements
	Using Input Type
	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$371,066	$371,066

Changes in the fair value of the Company’s Level 3 assets/liabilities for the three and nine months ended September 30, 2010 consist of the following:

Level 3 Liabilities:
Derivative Liabilities

Balance, January 1, 2010	$219,739
Convertible note issuances and settlements, net	262,322
Unrealized loss in fair value	(11,177)

Balance, June 30, 2010	470,884
Convertible note issuances and settlements, net	(136,443)
Unrealized gain in fair value	36,625

Balance, September 30, 2010	$371,066

5.        ACQUISITIONS

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

Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Promissory Note, $450,000 in cash (reduced to $115,900 due to Seller’s debt assumed by the Company noted above) was due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission (“First Installment”), the registration of which was to occur by September 15, 2009.  Two further installment payments of $250,000 each are due 12 months and 24 months after the closing date. On October 15, 2009, the Company and Seller executed a modification to the Purchase Agreement, extending the required SEC registration date to December 30, 2009. In addition, the modification required two Promissory Note payments of $25,000 to occur in October and November 2009, with the remaining First Installment balance due on December 30, 2009. The Company was in default on the $65,900 remaining First Installment balance due on December 30, 2009. In a series of transactions from February 5, 2010 to March 30, 2010 the Seller agreed to convert the remaining First Installment balance into shares of common stock of the Company (see Note 6). In consideration for the modification of Promissory Note terms, the Company issued 400,000 common shares to the Seller at a market value of $24,000. The Company expensed this amount as acquisition costs for the year ended December 31, 2009. The Company is currently past due on payment of the 2nd note installment of $250,000, which was due July 24, 2010. Due to this default, the entire remaining Promissory Note principal was reclassified to a current liability at June 30, 2010.

Index
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

Acquisition Earnest Deposits
During the three months ended September 30, 2010, GELV paid earnest deposits totaling $60,000 to a company with which GELV is currently in negotiations for acquiring part or all of that company’s stock. These deposits are included in prepaid expenses and other assets in the accompanying 2010 balance sheet. In the event that final terms are not reached to consummate this investment, GELV will have the option to convert the earnest deposit to shares in the company or be repaid via a one year note at 5% interest. GELV paid an additional total of $10,000 in earnest deposits to this company in October and November 2010 (see Note 12).

6.      DEBT

Convertible Notes
As of September 30, 2010 the Company had outstanding convertible notes to related parties and non-related parties in the aggregate amount of $89,856 and $326,970, respectively. The various issuances of all convertible notes outstanding at September 30, 2010 are as follows:

Issue Dates	Interest Rate	Face Value	Due Date

Related Party
11/9/09	5%	$39,956	5/8/10
11/30/09	5%	10,000	5/28/10
12/27/09	5%	29,900	5/28/10
5/13/10	5%	10,000	11/13/10
Total related party		89,856
Unamortized discounts		(3,936)
Total current convertible notes payable, net of unamortized discounts		$85,920

Unrelated Party
3/1/2010 *	8%	$34,000	12/1/10
4/17/2010 *	8%	75,000	1/27/10
7/8/2010	9.5%	37,000	1/8/11
9/1/2010 **	3%	100,000	12/31/11
9/1/2010 **	3%	80,970	3/1/11
Total unrelated party		326,970
Unamortized discounts		(266,885)
Total convertible notes payable, net of unamortized discounts		60,085
Less: non-current convertible notes payable, net of unamortized discounts		(2,881)
Total current convertible notes payable, net of unamortized discounts		$57,204

* Issued to Asher Enterprises, Inc.
** Issued to The Tripod Group, LLC

Index
The activity associated with the amortization of discounts on notes payable for the three months and nine months ended September 30, 2010 is as follows:

Discount on Convertible Notes - Related Party
Balance, January 1, 2010	$156,528
Additions	9,628
Amortization	(155,003)
Balance, June 30, 2010	11,153
Additions	-
Amortization/conversions	(7,218)
Balance, September 30, 2010	$3,935

Discount on Convertible Notes
Balance, January 1, 2010	$31,991
Additions	249,058
Amortization	(95,466)
Balance, June 30, 2010	185,583
Additions	225,736
Amortization/conversions	(144,433)
Balance, September 30, 2010	$266,886

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

The Tripod Group, LLC Convertible Notes
The convertible notes issued to The Tripod Group, LLC (“Tripod”) are due and payable on the due dates with interest of 3% per annum. Interest is to be paid in common stock of the Company. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum, and the notes become immediately due and payable. Outstanding note principal can be converted in whole, or in part, at any time by Tripod after dates specified in the note agreements into an equivalent of the Company’s common stock determined by the lower of $0.001 per share, or 50% of the lowest closing trading price of the Company’s common stock during the four trading days prior to the date the conversion notice is sent by Tripod.

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

Embedded Derivatives – Convertible Notes
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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of September 30, 2010, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $371,066.  During the three and nine months ended September 30, 2010, the Company recognized a gain on change in fair value of derivative liability totaling $36,625 and $25,448. Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at September 30, 2010 were as follows:

Index

●	Annual stock price fluctuation volatility of 66%, based upon historic volatilities for 14 comparable companies.
●	Event of default would occur 5% of the time, increasing 0.10% per quarter.
●	Conversion to stock limited by the average trading volume, and the Holder would convert throughout the period.
●	Funds would be available to redeem the notes 0% of the time, increasing 0.5% per quarter to a maximum of 5%.
●	Notes that had matured were effectively extended one year.

Note Conversions
During the nine months ended September 30, 2010, the Company issued an aggregate of 453,306,314 common shares in exchange for the settlement of $196,434 of convertible notes, with aggregate note discount of $113,610, embedded derivative liability of $198,124 and accrued interest $5,401. The total market price at the date of the exchange of the shares was $438,802, with shares valued at $34,540 issued in excess of the required note conversion terms, resulting in the reduction of additional paid in capital of $127,666 and a loss on conversion of convertible notes of $34,540.

Note Conversions – Related Party
During the nine months ending September 30, 2010, the Company issued an aggregate of 250,930,121 common shares in exchange for the settlement of a $110,364 of convertible notes payable to related party, with aggregate note discount of $2,331, embedded derivative liability of $110,155 and accrued interest $3,126. The total market price at the date of the exchange of the shares was $238,524, with shares valued at $28,059 issued in excess of the required note conversion terms, resulting in the recognition of additional paid in capital of $10,849 and a loss on conversion of convertible notes of $28,059.

CLE Acquisition Note Conversion
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

In addition to cash payments made to Mr. Cagle in 2009, these conversions resulted in a final settlement of the First Installment. A total of 98,253,700 common shares with a total market value of $1,378,667 were issued to Mr. Cagle as of result of these conversions. Of the total market value in common stock issued, $1,005,840 represented and was recorded as a premium payment on the original debt owed and $65,900 as debt payment, resulting in an excess of $306,927 subscription receivable. This excess stock value paid to Mr. Cagle represented the amount of the mortgage note balance outstanding as of March 31, 2010 on the CLE land and buildings that had been assumed by the Company as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by the Company at closing. However, it was the intent of both the Company and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle became obligated to pay off the mortgage note in full. In the 2nd quarter of 2010, Mr. Cagle paid $100,000 of the mortgage note. Until such time that the note is paid in full, the Company has recorded the excess stock value issued to Mr. Cagle as a stock subscription receivable (see Long-Term Debt below).

As of July 24, 2010, the Company was in default for non-payment of the second installment of $250,000 of the Promissory Note. As of September 30, 2010, all remaining amounts due under the Promissory Note are presented as current obligations. Management is currently in further negiations on the matter with Mr. Cagle and believes it has plans in place to obtain the necessary financing to remedy the default. However, there is no guarantee these plans will be successful, which could result in loss of control and de-consolidation of Comanche.

Long-Term Debt
Long-term debt totaling $198,585 at September 30, 2010 consists of a note payable to a bank, collateralized by CLE’s land and buildings. The note is payable over 143 months through May 25, 2022.  Monthly payments are $2,873, or more, including interest charged at a rate of prime plus 0.25%. This note is personally guaranteed by Mr. Cagle, the former owner and current President of CLE, and is required to be paid off by him during the 4th quarter of 2010 in accordance with terms of the CLE Purchase Agreement (see CLE Acquisition Note Debt Conversion above).

7.    SHAREHOLDERS’ DEFICIT

Shares Issued for Services
During the nine months ended September 30, 2010, the Company executed two consulting agreement for professional services relating to acquisition and financing services. Compensation for these services under the agreements totaled 26,000,000 common shares, valued at a market price of $111,000. The period of services were completed as of September 30, 2010. During the three and nine months ended September 30, 2010, $13,500 and $111,000 of this amount was expensed for professional services.

Index
Shares Issued for Services – Related Party
On April 1, 2010, the Company approved and issued 12,000,000 common shares to its former Board Chairman and a shareholder, Mr. Keith Field, for future consulting services. There is no specific timeframe for the future service period, and Mr. Field was immediately vested in these shares upon award. The total market value of these shares, issued on April 1, 2010, was $126,000, which the Company expensed in the 2nd quarter of 2010 to consulting fees – related party. On October 12, 2010, Mr. Field was re-appointed to the Company’s Board of Directors.

Common Stock Award to Directors
In addition to the director compensation plan approved on April 1, 2010 (see Note 8), also on April 1, 2010, the Board approved and issued a total of 40,000,000 common shares to its three Directors for future service on the Board. There was no specific timeframe for the future service period, and the Directors were immediately vested in the shares upon award. The total market value of these shares, issued on April 1, 2010, was $420,000, which the Company recorded in the 2nd quarter of 2010 to board compensation expense.

Shares Issued for Accounts Payable Debt Extinguishment – Related Party
On February 12, 2010, the Company issued 31,828,000 common shares, in exchange for cancellation of $148,000 in debt payable to an employee leasing company for $70,000 and $52,000 past due monthly service fees of the current CEO and the former Chairman of the Board of Directors, respectively and $26,000 employee leasing company service fees. The total market price at the date of the exchange of the 31,828,000 common shares was $451,958, resulting in recognition of $303,958 in premium costs for settlement of related party accounts payable.

In a series of transactions from March 19, 2010 to September 9, 2010, a corporate stockholder/consultant was issued a total of 251,988,881 common shares in exchange for cancellation of $201,714 in accounts payable past due for monthly contract service fees. The total market price at the date of the exchange of the shares was $585,728, resulting in recognition of $114,680 and $384,014 in premium costs for settlement of related party accounts payable for the three and nine months ended September 30, 2010, respectively.

Shares Issued for Accounts Payable Debt Extinguishment
On July 8, 2010, 45,000,000 shares at a market price of $85,500 were issued in settlement of accounts payable of $17,000, resulting in premium costs for settlement of accounts payable of $68,500.

Shares Issued for Conversion of Convertible Notes
During the nine months ended September 30, 2010, unrelated convertible note holders, primarily Asher and Tripod, were issued a total of 453,306,314 common shares with a market value of $320,889 by conversion of convertible notes payable (see Note 6).

Shares Issued for Conversion of Convertible Notes – Related Party
In a series of transactions from August 6, 2010 to September 10, 2010, a shareholder and presently a Director, Keith Field, received a total of 250,930,121 common shares with a market value of $249,373 by conversion of convertible notes payable (see Note 6).

Shares Issued for Acquisition Note Cancellation – Related Party
In a series of conversions from February 10 through March 30, 2020, the Company issued 98,253,700 common shares in exchange for the settlement of $65,900 of the past due CLE acquisition note balance and a common stock subscription of $306,927. The total market price at the date of the exchange of the shares was $1,378,667, resulting in the recognition of $1,005,840 in premium costs for related party acquisition debt extinguishment (see Note 6).

Common/Preferred Stock Modifications
On or about April 22, 2010, the Company received written consents in lieu of a meeting of stockholders from stockholders owning a majority of the issued and outstanding common shares authorizing the Board to amend the Company’s Articles of Incorporation regarding certain actions pertaining to the Company’s common and preferred shares. On April 22, 2010, the Board approved these actions, summarized as follows:

●	To increase the maximum number of stock that the Company shall be authorized to have outstanding at anytime to three billion (3,000,000,000) shares of common stock at par value of $0.0001.

●
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

Reserved Common Shares
Pursuant to the terms of convertible notes issued to Asher Enterprises, Inc. (see Note 6), the Company agreed to reserve for future issuance a sufficient number of common shares to provide for the full conversion of the notes. The aggregate reserved common shares at September 30, 2010 were 454,041,763.

Index
Common Stock Issued in Advance for Convertible Note
On September 21, 2010, the Company issued Tripod 55,000,000 common shares for a note conversion. The note conversion transaction was not completed until October 2010. Because the effective date of the conversion occurred subsequent to the 3rd quarter, the Company recorded the shares at their total market price of $21,411 as of the issuance date, and is presenting the shares issued as a contra-equity account as of September 30, 2010 in the accompanying consolidated financial statements.

Common Stock Warrant
On July 9, 2010, the Company issued a warrant to a note holder to purchase 1,000,000 common shares. The exercise price for the shares is $0.35 and the warrant expires four years from the date of issue. The Company determined the warrant should be valued and accounted for as a derivative in accordance with ASC 815 due to the variable conversion prices of the Company’s convertible notes (see Note 6). The Company obtained an independent valuation as of the issuance date and September 30, 2010. Key assumptions used in the valuation of derivative liability associated with the warrant were as follows:

●	Stock price used is the fair value of the common stock.
●	Projected volatility curve based on the average of comparable companies.
●	Warrant maturity of four years after issue date.
●	Holder exercises warrant at maturity if stock price is above exercise price.
●	Holder exercises warrant at target prices starting at $0.70, with target price lowering as maturity approached.

As a result of the valuation, the Company determined the value of the derivative liability to be $0 at July 9, 2010 and September 30, 2010. No warrants were exercised during the nine months ended September 30, 2010. Total common stock warrants outstanding as of September 30, 2010 is 1,000,000.

8.      COMMITMENTS AND CONTINGENCIES

Board Compensation
On April 1, 2010, the Company’s Board of Directors approved a compensation plan (the “Plan”) for its Directors, who since inception had been serving without compensation. The Plan was made effective retroactively to January 1, 2010. Based on the three directors serving at the time the Plan was approved, the Plan provided for a total of $30,500 per month in compensation to the Directors. The Plan also approved one-time bonus payments to be made to any future Directors, which the Board approved for the existing Directors as well. Under the Plan, monthly compensation and bonus payments were $91,500 and $244,000, respectively, resulting in a total of $335,500 in Board compensation expense for the three months ended March 31, 2010. In the 2nd quarter of 2010, $91,500 was expensed under the Plan. In addition, the Directors received a common stock award valued at $420,000, resulting in total board compensation expense of $847,000 through the 2nd quarter of 2010.

The Board revised the Plan effective July 1, 2010, canceling the $30,500 per month compensation to Directors and the provision for bonuses for future Directors. Director compensation was reduced to $1,500 per month per Director, with an additional $1,500 per month for each member of the Audit Committee, all of which is to be paid in the form of common stock. Total board compensation expense was $22,500 and $869,500 for the three and nine months ended September 30, 2010. $449,500 of board compensation remained accrued as of September 30, 2010.

On October 25, 2010, the Company and Robert Rosen, the Board Chairman at that time, entered into a Separation Agreement and General Release (“Separation Agreement”) concurrently with his resignation from the Board of Directors. Among other provisions, the Separation Agreement provided for Mr. Rosen to be paid $90,000 in settlement of any claims he had against the Company, which included $191,000 of accrued board compensation owed to him at the time of his resignation. Under the Separation Agreement, the $90,000 is to be paid $5,000 per month in the Company’s common stock over 18 months beginning October 2010.

Consulting Agreement
On January 1, 2010, the Company executed an agreement with a consulting firm to receive strategic acquisition and financing services, for which the Company is committed to pay this firm $10,000 per month. The term of the agreement was 12 months and was cancellable only in the event either party violates material provisions of the agreement. This contract was canceled in the 2nd quarter of 2010. No amounts were owed or paid by the Company relating to this agreement.

9.       RELATED PARTY TRANSACTIONS (OTHER THAN THOSE PREVIOUSLY DISCLOSED)

Stockholder Contracts
The Company has entered into various agreements with certain related parties to provide services. Fees for these services are included in the statements of operations as consulting fees to related parties.  The terms of the agreements are described below:

Index
The Company entered into an agreement on January 18, 2007, with a corporate stockholder to provide consulting services at a rate of $20,000 per month. The fees for such services for the three month and nine months ended September 30, 2010 were $60,000 and $240,000. During the nine months ended September 30, 2010, the Company issued shares of common stock on the conversion of the past due monthly service fees (see Note 6). Amounts payable related to this contract were $98,287 as of September 30, 2010.

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

The Company has an agreement effective January 17, 2007 with a stockholder, Keith Field, who was also the Company founder and former Chairman of the Board of Directors, to provide consulting services to the Company at a rate of $6,000 per month. The terms of the agreement are month to month. Payments for these services are made to an employee leasing company and then remitted to Mr. Field. The fees for such services for the three month and nine months ended September 30, 2010 were $18,000 and $54,000. During the nine months ended September 30, 2010, the Company issued share of common stock on the conversion of the past due monthly service fees (see Note 6). Amounts payable related to this contract were $38,000 as of September 30, 2010. In the 2nd quarter of 2010, the Company issued Mr. Field common shares valued at $126,000 for services in addition to the existing agreement described above (see Note 7).

CLE Officer Compensation
During the three months ended June 30, 2010, the Company determined it would not seek repayment of amounts owed by Dean Cagle, the former CLE owner (currently the President of CLE), and instead award it to Mr. Cagle as additional compensation for his services. The Company had recorded these amounts owed in prior periods as other receivable - related party. Accordingly, the Company expensed these amounts, totaling $202,026, to compensation during the 2nd quarter of 2010.

10.      INTANGIBLE ASSETS

The following table discloses information regarding the carrying amounts and associated amortization for intangible assets:

	September 30, 2010	December 31, 2009
	(unaudited)
Gross carrying amount	$101,588	$101,588
Accumulated amortization	(11,834)	(4,215)
Net carrying amount	$89,754	$97,373

Amortization expense related to intangible assets totaled $7,619 and $0 during the nine months ended September 30, 2010 and 2009. The net carrying amount will be amortized over the following schedule:

2010	$2,540
2011	10,159
2012	10,159
2013	10,159
2014	10,159
Thereafter	46,578
$89,754

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

During the 2nd quarter of 2010, the Company discovered the agreements pertaining to these notes contained certain contingent conversion terms. In accordance with guidance previously issued by the SEC, the Company determined that the nature of these terms required the notes to have been accounted for as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging. Under Topic 815, derivatives are to be classified as assets or liabilities, not equity transactions, and initially measured at fair value with any changes in fair value between periods reported as unrealized gains or losses. The Company had an independent valuation of the embedded derivative for these notes as of March 31, 2010 and December 31, 2009, and made the appropriate corrective effects to the balance sheets and statement of operations for these periods.

Index
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

Common Stock Subscription
The Company recorded $306,927 owed by a related party for common shares issued by the Company in the 1st quarter of 2010 as a note receivable and classified it as a current asset in the balance sheet as of March 31, 2010. The Company has determined this amount should have been recorded as a common stock subscription and presented it as a reduction of equity as of March 31, 2010. There was no effect to earnings as a result of this adjustment to the three months ended March 31, 2010.

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

Index
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

Index

12.      SUBSEQUENT EVENTS

Preferred Stock Issuance
On October 14, 2010, the Company issued 12 million shares of newly authorized restricted preferred shares (See Note 7 - Common/Preferred Stock Modifications). Three million shares were each issued to three Board directors and a corporate shareholder/consultant. No value for the shares has been determined or recorded. The Company will obtain a valuation for the shares for recording purposes in the 4th quarter of 2010.

Acquisition Earnest Deposits
On October 20, 2010 and November 3, 2010, GELV paid an additional total of $10,000 of earnest deposits to a company with which GELV is currently in negotiations for acquiring part or all of that company’s stock (see Note 5).

Debt Issuances
On November 3, 2010, the Company issued a note to a financing company for $10,000.  The note bears an interest at 3% and is due May 3, 2011.  The note holder has the option to convert the note at any time to common shares of the Company, the number of shares of which shall be determined at 50% of the closing price for any of the four trading days immediately preceding the conversion date.

On November 3, 2010, the Company issued a note to a financing company for $20,000.  The note bears an interest at 9.5% and is due on May 3, 2011.  The note holder has the option to convert the note at any time to common shares of the Company, the number of shares of which shall be determined at 50% of the average closing price for the preceding five trading days of conversion date.  The price is not to be lower than $.0001 per share.

On November 3, 2010, the Company issued a note to a different financing company for $20,000.  The note bears an interest at 9.5% and is due on May 3, 2011.  The note holder has the option to convert the note at any time to common shares of the Company, the number of shares of which shall be determined at 50% of the average closing price for the preceding five trading days of conversion date.  The price is not to be lower than $.0001 per share.

Debt Conversions
In a series of transactions from October 4, 2010 to November 18, 2010, the Company issued a total of 388,616,339 common shares for convertible debt conversions.

Index

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

The excess stock value paid to Mr. Cagle represents the amount of the mortgage note balance outstanding as of March 31, 2010 on the CLE land and buildings that had been assumed by us as a part of the acquisition of CLE, although it remains personally guaranteed by Mr. Cagle. Under the terms of the Purchase Agreement, the Promissory Note was to be reduced by any debt assumed by us at closing. However, it was the intent of both we and Mr. Cagle for the First Installment to be settled in its entirety prior to Mr. Cagle paying off the mortgage note. With the final settlement of the First Installment on March 18, 2010, Mr. Cagle is obligated to pay off the mortgage note in full. Until that occurs, we have recorded the excess stock value issued to Mr. Cagle as a common stock subscription. During the 2nd quarter of 2010, Mr. Cagle paid $100,000 against the outstanding mortgage principal, at which time we recorded a reduction of $100,000 to the common stock receivable. The remaining $500,000 balance on the Promissory Note is due in two annual installments of $250,000 beginning in July 2010. The Company is currently past due and in default on payment of the 2nd note installment of $250,000, which was due July 24, 2010. . Management is currently in further negiations on the matter with Mr. Cagle and believes it has plans in place to obtain the necessary financing to remedy the default. However, there is no guarantee these plans will be successful, which could result in loss of control and de-consolidation of Comanche.

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

During our discussions with Peck Electric, the Company became aware of a new technology that treats animal waste and lowers the harmful Nitrogen and Phosphorus levels in that animal waste. Peck Electric makes components and assembles the machines that treat this animal waste.  Green Energy Live, Inc., began discussions with this company who owns the licenses for the North American patents of this technology about becoming part of the Company. Talks are underway to bring this technology to the Company.  However, any further action will depend upon our ability to raise capital on favorable terms, which is not assured. The Company is actively engaged in securing financing to finalize these transactions.  During this third quarter, the Company paid $60,000 to this company as part of a $100,000 earnest money down payment toward securing an acquisition agreement.  Should an agreement not be consummated, these funds will either be converted to a promissory note or stock interest upon the Company discretion.

Index
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

We have turned our attentions and focus to the “clean side of green” based on the technology that Peck Electric has brought to our attention.  We believe that there is a potential for strong revenue growth focusing on neutralizing the pathogens in the large footprint animal farms and thus we are working towards an acquisition to bring this technology to the Company.

Plan of Operation

Our initial funding was provided by the sale of shares pursuant to Regulation S from our founding through the third quarter of 2009.  We began to actively look for other funding sources during the latter half of 2009 and received loans from shareholders and some convertible loans from various funding groups.  During the nine months of 2010, we received additional convertible loans and also issued stock to retire outstanding debt from various long term vendors.  Other funding sources are currently being explored.

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

In the long term, we hope to utilize our bioreactor technology that targets the bioremediation market.  We have applied for a patent for this technology, which has the flexibility to be applied across many industries. We plan to target companies capable of leveraging the technology and capital that conforms with our financial selection criteria.   We intend to acquire an ongoing entity, develop a working prototype, and then implement our marketing plan to move our technology into commercial applications.  Our ability to do so is contingent on obtaining a significant quantity of additional capital, which is not assured.

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

Ethanol Plan

Eventually we plan to create an economically sustainable, socially beneficial, environmentally responsible ethanol process that uses an integrated approach to resource management for the economic and social betterment of the world’s farmers, rural communities, and citizens.  However, it is extremely expensive to enter this market.  We are exploring ways to produce ethanol with non food bio resources at a much smaller scale than currently being done.  Our approved patent addresses one of the phases of production that will allow for smaller scale and thus lower cost operations.   Because of the volatile crude oil market swings of 2008, and a lack of sufficient capital, the Company is postponing any entry into the ethanol production until the market conditions for Ethanol stabilize, which we don’t see happening anytime within the next five years.

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

Index
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

Director and Employee Compensation

In October, 2010, the Company invited Keith Field to return to the Board. Mr. Field was a Director since inception until April 2009, when he determined that his other commitments could possibly interfere with the time needed to serve on the Company board. He was able to take care of these commitments and he was voted back onto the Board in October 2010. In addition, in October 2010, Mr. Bob Rosen, the Chairman of the Board since he began service in April 2009, decided to step down from the Board. The Board invited Mr. Michael Mulvey to join the Board and to become its Audit Committee Chair. Bill McFarland stepped down from Audit Committee, but remained a Director. Karen Clark was elected to be Chair of the Board for Green Energy Live, Inc.

As previously reported, the Company’s Board of Directors had approved a compensation plan (the “Plan”) for its Directors effective January 1, 2010, who since inception had been serving without compensation. Based on the three Directors serving at the time the Plan was approved, the Plan provided for a total of $30,500 per month in compensation to the Directors. The Plan also approved one-time bonus payments to be made to any future Directors, which the Board approved for the existing Directors as well. Under the Plan, monthly and bonus compensation expense was $183,000 and $244,000, respectively, resulting in a total of $427,000 in Board compensation expense for the six months ended June 30, 2010. To date, none of this compensation has been paid and is recorded as accrued board compensation in the September 30, 2010 balance sheet. In addition, on April 1, 2010 the Directors received a common stock award valued at $420,000, resulting in total board compensation expense of $847,000 through the 2nd quarter of 2010.

Effective July 1, 2010, the Board significantly revised the Plan canceling the $30,500 per month compensation to Directors and the provision for bonuses for future Directors. Director compensation was reduced to $1,500 per month per Director, with an additional $1,500 per month for each member of the Audit Committee, all of which is to be paid in the form of common stock. Under the revised Plan, total board compensation expense was $22,500 for the 3rd quarter of 2010.

On October 25, 2010, the Company and Robert Rosen, the Board Chairman at that time, entered into a Separation Agreement and General Release (“Separation Agreement”) concurrently with his resignation from the Board of Directors. Among other provisions, the Separation Agreement provided for Mr. Rosen to be paid $90,000 in settlement of any claims he had against the Company, which included $191,000 of accrued board compensation owed to him under the above board compensation plan at the time of his resignation. Under the Separation Agreement, the $90,000 is to be paid $5,000 per month in the Company’s common stock over 18 months beginning October 2010.

Index
Results of Operations

Three months ended September 30, 2010 and September 30, 2009
Due to the acquisition of our first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the three months ended September 30, 2010 are not comparable to that of the same period in 2009. Until July 24, 2009, we had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
We recorded revenue from planned principal operations of $148,553 for the three months ended September 30, 2010. Revenues from operations for the same period in 2009 were $158,811. Reported revenues for 2010 and 2009 were derived entirely from the operations of Comanche.

Operating Expenses –
Consolidated operating expenses were $515,785 for the three months ended September 30, 2010 compared to $320,606 for the same period in 2009, an increase of $195,179 or 61%. This increase is substantially due to the following activity:

●
Employee compensation increased during the 3nd quarter of 2010 by $139,197, primarily due to 2009 not reflecting a full quarter of CLE payroll and an increase to GELV officer and employee payroll in 2010.

●	During the 3rd quarter of 2010, Board compensation was $21,500, versus no compensation to Board members during the same period in 2009.

●
Increase professional fees from $78,683 during the 3nd quarter of 2010 over $50,207 in the same period in 2009 was a reflection of increased compliance reporting costs after the acquisition of CLE and professional costs associated with significantly increased financing activities of the Company.

Other Income/Expense –
Interest expense of $56,608 for the three months ended September 30, 2010 compared to $14,792 for same period in 2009 was due substantially to interest relating to the CLE acquisition note executed in the 3rd quarter of 2009, along with interest on a significant amount of convertible notes issued in the 4th quarter of 2009 through the 3rd quarter of 2010. We incurred premium costs of $183,180 in the 3rd quarter of 2010 resulting from issuing our common stock to extinguish certain of our accounts payable, none of which such activity occurred during the same period in 2009. We incurred losses of $62,599 in the 3rd quarter of 2010 resulting from conversions of convertible debt to our common stock, none of which such activity occurred during the same period in 2009. We incurred a gain of $36,625 on the fair value change in derivative liabilities in the 3rd quarter of 2010, whereas in the same period in 2009 we had no derivative liabilities.

Nine months ended September 30, 2010 and September 30, 2009
Due to the acquisition of our first operating subsidiary, Comanche, on July 24, 2009, the results of operations for the nine months ended September 30, 2010 are not comparable to that of the same period in 2009. Until July 24, 2009, we had been engaged in developmental activities such as acquisitions, patent development and financing, and had not generated any revenues while at the same time incurring significant development-related expenses.

Revenues –
We recorded revenue from planned principal operations of $428,969 for the nine months ended September 30, 2010, compared to revenues of $158,811 in 2009 in which we did not have revenues until our acquisition of Comanche in July 2009. Reported revenues for 2010 were derived entirely from the operations of Comanche.

Operating Expenses –
Consolidated operating expenses were $2,663,292 for the nine months ended September 30, 2010 compared to $698,861 for the same period in 2009, an increase of $1,964,431 or 281%. This increase is substantially due to the following activity:

●
Employee compensation increased during the nine months ended September 30, 2010 over the same period in 2009 by approximately $495,033 due primarily as a reflection of CLE’s payroll (CLE was not acquired until July 2009), a compensation bonus of approximately $202,000 to the President of Comanche, and increased GELV office and employee payroll in 2010.

●
During the nine months ended September 30, 2010, Board compensation was $869,500, versus no compensation to Board members during the same period in 2009. Of this amount, $449,500 was accrued for Board fees and bonuses, and common stock issued was issued to Board members with a market value of $420,000.

●
General and administrative expenses of $452,680 in the nine months ended September 30, 2010 over that of $216,930 in the same period of 2009 is substantially attributable to the operating expenses of CLE, which had not been acquired until the 3rd quarter of 2009.

Index

●
Consulting fee expense increased to $314,000 in the nine months ended September 30, 2010 from $225,000 in the same period in 2009 primarily from the effects to a common stock award valued at $126,000, granted as a consulting bonus to our former Board Chairman.

●
Increase professional fees from $316,931during the nine months ended September 30, 2010 over $123,076 in the same period in 2009 was a reflection of increased compliance reporting costs after the acquisition of CLE and professional costs associated with significantly increased financing activities of the Company.

Other Income/Expense –
Interest expense was $346,055 for the nine months ended September 30, 2010 compared to $14,792 for same period in 2009. This was due substantially to interest relating to the CLE acquisition note executed in the 3rd quarter of 2009, along with interest on a significant amount of convertible notes issued in the 4th quarter of 2009 through the 3rd quarter of 2010. We incurred premium costs totaling $1,005,840 during the nine months ended September 30, 2010 to extinguish acquisition debt relating to our acquisition of CLE in the 1st quarter of 2009.

We incurred premium costs of $756,472 during the nine months ended September 30, 2010 resulting from issuing our common stock to extinguish certain of our accounts payable, none of which activity occurred during the same period in 2009. We incurred losses of $62,599 in the nine months ended September 30, 2010 resulting from conversions of convertible debt to our common stock, none of which such activity occurred during the same period in 2009. We incurred a gain of $25,448 on the fair value change in derivative liabilities for the nine months ended September 30, 2010, whereas in the same period in 2009 we had no derivative liabilities.

Liquidity and Capital Resources

At September 30, 2010, we had a deficit in working capital of $2,175,646 compared to $1,017,917 at December 31, 2009.  Our cash balance at September 30, 2010 was $3,499 compared to $8,052 at December 31, 2009 (restated), respectively.

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

To raise funds for working capital, during 2010 to date, we have issued a series of convertible notes to several financing companies, receiving a total of $397,000 in cash. We believe we have access to further financing via convertible notes, however there is no guarantee we will obtain such financing. We are currently awaiting approval from the SEC on a 14C filing we made to increase our common and preferred shares. Upon approval, we believe this will provide more flexibility in securing the capital for a pending acquisition which will enable us to complete our initial business plan and attract further financing. In addition, we are exploring other private equity and debt financing opportunities.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Between its formal annual assessments, the Company carries out an ongoing evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of our disclosure controls and procedures. Based on this ongoing evaluation, as of September 30, 2010 the CEO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Index
Identified Material Weaknesses

Management previously identified the following material weaknesses during our last annual assessment of our internal control over financial reporting for the year ended December 31, 2009:

●	Lack of Written Policies and Procedures for the Financial Close and Reporting Process.
●	Accounting and Finance Personnel Weaknesses.
●	Lack of Functioning Audit Committee

During the 3rd Quarter of 2010, we identified an additional material weakness in our controls, in that transactions of higher level complexity are not being analyzed for the proper accounting and disclosure effects sufficiently or in a timely manner. As our activity increases, we are incurring a higher level of transactions involving increasingly complex financial accounting and disclosure requirements. Our controls have not been strengthened sufficiently to where these transactions are thoroughly reviewed at the time they occur and to the level of analysis required. This deficiency has contributed to restatements of financial statements due to inadvertent, but nevertheless erroneous, recording, classifications and disclosures regarding certain transactions.

Management’s Remediation Initiatives

In light of the foregoing, we have implemented a number of remediation measures that addressed the material weaknesses described above.  These organizational and process changes improved our internal controls environment. Measures taken through the 3rd Quarter are as follows:

●
An overall Controls Policy was developed and implemented for the financial segment of the Company Headquarters. Financial controls are being developed for the Comanche operation, which we plan to complete and implement during the 1st Quarter in 2011. The Company continues to identify more areas of control that need to be addressed and the plan is to have a continuous improvement program in place throughout the balance of the year.

●	As of the 1st quarter of 2010, we believe our personnel and skills deficiencies in our accounting have been corrected.

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

Item 1A.   Risk Factors

Except as disclosed below, there have been no changes to the Risk Factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010.

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

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended September 30, 2010 that were required to be disclosed on Form 8-K.

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

Index

 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY LIVE, INC.

Date: November 22, 2010	By:	/s/ Karen Clark
Karen Clark Chief Executive Officer